Form 10KSB
period 2006-12-31
Blackhawk Biofuels, LLC
filed 2007-04-02
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Name of small business issuer in its charter)

Delaware	20-2760722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 South Chicago Avenue
Freeport, Illinois	61032
(Address of principal executive offices)	(Zip Code)

(815) 235-2461

(Issuer’s telephone number)

Securities registered under Section l2(b) of the Exchange Act:

None

Securities registered under Section l2(g) of the Exchange Act:

Class A Limited Liability Company Units

Check whether the issuer (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year.   None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 2007 the aggregate market value of the Units held by non-affiliates (computed by reference to the most recent offering price of such Units) was $6,065,000.

As of March 31, 2007 there were 3,500,000 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   ☐ Yes ☒ No

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION
PART III
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

SUPPLEMENTAL INFORMATION

EXHIBIT INDEX

EXHIBITS FILED WITH THIS REPORT:

10.13	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 15, 2007.

10.14

Construction Project Labor Agreement for Blackhawk Biodiesel Plant in Freeport, Illinois between Weitz Industrial, LLC and the Craft Local Unions Affiliated with the Northwestern Illinois Building and Construction Trades Council dated March 16, 2007.

10.15	Second Amendment to Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated March 20, 2007.

14.1	Code of Ethics and Business Conduct.

31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements involving future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In many cases, you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential,” or other forms or the negatives of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under the headings “Description of Business,” “Risk Factors,” “Description of Property” and “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.

These forward-looking statements are based on assumptions that we believe to be reasonable, beliefs and expectations in reliance on information currently available to management and our estimates regarding future results, trends and uncertainties.  Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report entitled “Risk Factors.”  You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Although we believe that our plans and objectives, as reflected in or suggested by the forward-looking statements, are reasonable, we may never achieve our plans or objectives.  Actual results may differ from anticipated or desired results due to many possible unforeseen developments, including developments arising from or relating to the following:

•                  The suitability of our biodiesel plant site, availability of required infrastructure and construction of our plant;

•                  Competition and technological developments in the biodiesel industry and the energy market generally;

•                  Economic, competitive and business conditions in our local and regional markets and in the national and international marketplace;

•                  The availability and continuance of environmental and other permits, licenses and incentives;

•                  The impact of or changes in laws or regulations relating to the biodiesel or energy industry, environmental matters and taxation;

•                  Our ability to generate cash flow to meet our operating needs, repay indebtedness and make distributions to our Unit holders;

•                  The performance of our consultants, contractors and suppliers;

•                  The actions of national, state and local legislative, regulatory and judicial bodies and authorities;

•                  Delays or interruptions in the construction or operation of our plant due to inadequate financing, design or material failures, environmental issues, lack of raw materials, transportation blockages, weather and other factors;

•                  The necessity to modify or upgrade our plant, expand or curtail our operations, obtain additional capital or change our business strategy; and

•                  Other factors discussed in the section entitled “Risk Factors” and elsewhere in this report.

The forward-looking statements contained in this report speak as of the date of this report and are subject to events and developments occurring after the date of this report.  Except as may be required under the federal securities laws, we do not undertake any obligation to update any forward-looking statements in this report to reflect future events or developments.

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward -looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Business Development

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.

We intend to construct and operate a 30 million gallon biodiesel production plant in Stephenson County, Illinois.  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to developing plans for our project, engaging service providers and related activities.  We will not generate revenue until we complete construction of our proposed plant, which we are targeting for the second quarter of 2008, or earlier if possible.

We estimate the capital that we will require to design and construct our plant and commence operations will be approximately $62,000,000.  We have received approximately $3,600,000 in seed capital, grants and other income.  We are presently seeking additional equity capital of $20,000,000 to $35,000,000, senior debt financing of approximately $20,000,000 to $32,500,000 and subordinated debt financing of up to an estimated $2,500,000 to finance the project.  The amount of senior debt financing that we will require will depend upon how much equity we raise and the debt to equity ratio that the senior lender will require us to maintain.  The subordinated debt would most likely be required if the proceeds from our equity offering are in the lower range of what we are seeking.

We commenced an offering of our units to raise equity capital in December 2006 and as of March 30, 2007 had received subscriptions for Units totaling approximately $19,600,000.  Subscriptions will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant.

Our proposed plant would produce 30 million gallons of biodiesel annually and have the ability to utilize multiple feed stocks, all readily available in the immediate area.  The primary feed stock will be soybean oil with capabilities to utilize other vegetable oils and animal fats.  The primary product will be fuel grade biodiesel meeting American Society of Testing and Materials (“ASTM”) D6751 standards.  The plant will also produce the co-product glycerin.

Biodiesel is a rapidly growing renewable fuel in the United States with an average annual growth rate in excess of 100% per year over the last five-year period.  An environmentally friendly product, biodiesel is renewable and mixes easily with diesel fuel at rates between 2% and 100%.  In addition, biodiesel improves the lubricity of petroleum based diesel fuel significantly at levels as low as 2%, and therefore is a substitute for sulfur, currently found in all petroleum diesel and legislated to be removed in the next decade.

We believe that the biodiesel industry is still in its infancy with considerable room for growth.  Annual domestic diesel fuel consumption is currently 62 billion gallons, with the current biodiesel industry contributing approximately 250 million gallons of biodiesel or 0.40% of the U.S. diesel fuel market.

We have an option to purchase a site for our plant at the Mill Race Industrial Park, located two miles east of Freeport, in Stephenson County, Illinois.  See Item 2 “Description of Property” below for information regarding that site and related information.

We have entered into a pre-construction services agreement and a management and operational services agreement with Renewable Energy Group, Inc. (“REG”) to assist us in planning, constructing and operating our biodiesel plant and establishing us in the renewable fuels marketplace.  We expect to enter into a design-build agreement with REG for the construction of our plant at the time we complete our equity and debt financing.  The design-build agreement will set forth in detail the final design and construction services to be provided by REG.

REG has provided us with a preliminary budget for the design, engineering and construction of our plant at a total estimated cost of $50,600,000.  The cost of plant construction could exceed the estimate provided in the preliminary budget.  If that occurs, we would seek to provide the additional funds necessary from our budgeted construction contingency, from supplemental loans or from supplemental equity investments.  If funds from those sources are unavailable or inadequate to complete our plant, we could be forced to sell our project or go out of business.

We estimate that construction of our plant will require approximately 12 months.  We hope to have sufficient equity and debt financing for our project and to receive required pre-construction permits by May 2007.  If these targets are met, we expect to substantially complete construction of the plant and begin production by the second quarter of 2008, or earlier if possible.

After we commence operations at our plant, we expect to sell all of the biodiesel and glycerin that we produce.  Our management and operational services agreement with REG provides for REG to sell our production in regional or national markets.  The agreement provides for compensation to REG in an amount of $.0625 per gallon of biodiesel produced plus a bonus of 6% of our net income.  REG will also attempt to market the glycerin produced by our plant in the northern Illinois regional market.

Principal Products and Markets

The biodiesel production process produces three products: biodiesel, glycerin and a small amount of fatty acid residues.  Biodiesel is the principal product from the production process, usually in a quantity of about 98% of the amount of input feedstock.  The chemical name for this product is methyl ester when methanol is used to replace the glycerin backbone of the triglyceride feedstock.  Biodiesel is a purified methyl ester that meets quality specifications for a motor fuel established by the American Society of Testing and Materials (“ASTM”).

Biodiesel

Biodiesel is an engine fuel produced from vegetable oils and animal fats which has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum based diesel fuel.  Federal and state environmental requirements and incentives, particularly the federal renewable fuels program, have encouraged the production and use of biodiesel in recent years.  Biodiesel production in 2005 was approximately 75 million gallons and the industry is expected to produce 150 million gallons in 2006.

Rudolph Diesel designed the diesel engine in 1894 to run on peanut oil.  Until recently, however, vegetable oils (biodiesel) have not been a significant source of energy for the diesel engine.  Instead, petroleum based distillate fuels became the primary energy source for a variety of heating, diesel fuel and electric power generation uses.  According to the Energy Information Administration, the United States consumed a total of 61 billion gallons of distillate fuel in 2004.  Diesel fuel makes up approximately two-thirds of the distillate fuel use and fuel oil approximately one-third.  The major distillate market segments include: “on-highway” with 62% of the market, “residential” with 10%, “farm and commercial” with approximately 5% each and “railroad and off-highway” with approximately 4% each.

Product Attributes

Environmental Benefits

Biodiesel can be used as a fuel in its pure form or blended with petroleum in any percentage.  Fuel grade biodiesel must be produced in strict compliance with specifications set forth by the ASTM, in ASTM D6751, to insure proper performance in diesel engines.  According to the National Biodiesel Board, biodiesel is the only alternative fuel to fully complete the Health Effects testing requirements of the 1990 Clean Air Act Amendments.  Biodiesel that meets ASTM D6751 biodiesel requirements is a legal motor fuel that may be sold and distributed in the United States.  ASTM D6751 has been registered as a fuel and fuel additive with the EPA and meets clean diesel standards established by the California Air Resources Board.  According to the National Biodiesel Board, the Department of Energy and the Department of Transportation have designated biodiesel, in pure form, as an alternative fuel.

Based on a comprehensive draft technical report of biodiesel emissions data released by the EPA, the use of 100% (pure) biodiesel fuel can reduce emissions of particulate matter by up to 47% compared to petroleum diesel in unmodified diesel engines.  The report also verified a 67% reduction in unburned hydrocarbons and a 48% reduction in carbon monoxide with pure biodiesel.  There was, however, a 10% increase in nitrogen oxides emissions compared to petroleum diesel fuel.  The technical report is a compilation of 39 separate scientific studies.  The following table sets forth the results of the studies when comparing pure biodiesel fuel and diesel fuel with a 20% blend of biodiesel to petroleum diesel fuel.

BIODIESEL EMISSIONS

	Decrease/Increase Compared to Diesel Fuel
Emission	Pure Biodiesel (B100)	20% Biodiesel Blend (B20)

Total Unburned Hydrocarbons	-67%	-20%
Carbon Monoxide	-48%	-12%
Particulate Matter	-47%	-12%
Nitrogen Oxides	+10%	+2%

Source: U.S. Environmental Protection Agency

In June 2000, biodiesel became the first and only alternative fuel to successfully complete the Tier I and Tier II Health Effects testing requirements of the Clean Air Act Amendments of 1990.  The Tier I testing involved a detailed analysis of biodiesel emissions.  The Tier II testing involved a 90-day subchronic inhalation study of biodiesel exhaust with specific health assessments.  The results of the tests concluded that biodiesel is non-toxic, biodegradable and poses no known threat to human health.

Lubricity

A significant benefit of biodiesel is its lubricity.  All diesel fuel injection equipment depends on diesel fuel for lubrication of internal moving parts, which reduces equipment wear and premature breakdown.  Processes that target the reduction of sulfur and aromatics in diesel fuel must often remove lubrication components (polyaromatics and nitrogen compounds) to achieve lower emissions.  Biodiesel, however, provides lubricity without sacrificing air quality.  According to the National Biodiesel Board, bench scale testing has shown that a 2% biodiesel blend can improve the lubricity of diesel fuel by up to 65%, depending on the base diesel fuel product and the characteristics of the biodiesel feedstock.

Production and Supplies

According to the National Biodiesel Board, as of January 31, 2007 there were estimated to be approximately 105 active biodiesel plants each with a capacity greater than 50,000 gallons per year and another 85 are under construction or expansion.  An additional 35 plants have been announced as proposed or actively under consideration.  These existing plants are typically located in areas with access to biodiesel feedstock.  That feedstock is usually soybean oil in the Midwest, but in other areas it could be other types of virgin or recycled vegetable oil or animal fats.  The map below indicates the locations of current biodiesel producers in the U.S. according to the National Biodiesel Board.

COMMERCIAL BIODIESEL PRODUCTION PLANTS

Source: National Biodiesel Board (January 31, 2007)

The larger commercial facilities are between 5 million to 50 million gallons of annual capacity.  Historically there have not been plants bigger than around 12 million gallons, but many of the commercial plants currently being built are between 30 million and 50 million gallons of annual capacity.  At January 31, 2007, total commercial capacity was estimated to be approximately 864.4 million gallons of biodiesel annually, with about 50 million gallons of capacity not dedicated to biodiesel.  Oleo chemical companies, chemical companies, soap companies and fatty acid companies often have the ability to make biodiesel although it is not their primary business and there is little economic incentive for them to change their focus.  In comparison, the biodiesel capacity in the European Union is estimated to be over 650 million gallons annually.

Description of the Biodiesel Production Process

The production of biodiesel, or methyl esters, is a well-known chemical process that has been used for decades in the soaps and detergents industry.  Any vegetable oil or animal fat (triglycerides) can serve as a feedstock for biodiesel production.  There are three basic chemical routes to produce methyl esters from renewable oils and fats:

•                  Base catalyzed transesterification of oil with methanol,

•                  Direct acid catalyzed esterification of oil with methanol, and

•                  Conversion of the oil to fatty acids, and then to methyl esters with an acid catalyst.

Most methyl ester is produced using the base catalyzed reaction, which is also the most economical, because:

•                  It is a low temperature (160-180° F) and low pressure (15 to 30 psi) chemical process, and

•                  It yields high conversion (98%) with minimal side reactions when low free fatty acid feedstocks are used.

In basic terms, for every 100 pounds of a triglyceride feedstock, 10 pounds of methanol in the presence of a base catalyst is added to produce almost 100 pounds of methyl esters (biodiesel) and 10 pounds of glycerin.

Because the methanol is charged in excess to assist in quick conversion, the excess is recovered for reuse.  The catalyst is usually sodium hydroxide pre-mixed with methanol (sodium methylate).

BIODIESEL PRODUCTION PROCESS

The transesterification process consists of the following steps:

•                  Oil Feedstock Pre-Treatment – depending on the quality of the feedstock, it may need to be pre-treated to yield “neutral oil.”

•                  Catalyst Preparation – in most cases the sodium hydroxide is pre-mixed with methanol.

•                  Reaction – The methanol/catalyst mix is then continuously charged into the first of two reactors and the feedstock is added.  Heated by steam, the reactor causes rapid transesterification to occur.  Excess methanol is added to ensure high levels of conversion of the triglyceride to methyl esters.

•                  Methanol Recovery – excess methanol is boiled off and condensed via a vacuum distillation tower.

•                  Product Separation – once the reaction is complete and methanol removed, two major products exist: glycerin and methyl esters.  Because these two products have different gravities, the products separate in a gravity separator, called a decanter.  The heavier crude glycerin is drawn off the bottom.  The lighter methyl esters at the top of the decanter may be treated to a second reaction phase to assure virtually complete conversion.  A second separation phase occurs and the methyl esters are then pumped to a wash column.

•                  Washing – once separated from the glycerin, the methyl esters are acid neutralized and washed with warm water to remove residual catalyst and soaps.

•                  Biodiesel Finishing – the washed methyl esters are sent to a distillation column to remove any remaining water and methanol and are then cooled and filtered.  The excess water and methanol are recycled back into the process.

•                  Glycerin Finishing – the glycerin is also washed and distilled, resulting in crude glycerin of approximately 80% purity and marketable to users.

Feedstock Supplies

Over 90% of the biodiesel currently being produced in the U.S. is produced from a soybean oil feedstock.  The majority of plants, and certainly the largest biodiesel producers utilize soybean oil.  This is expected to change over time as more plants are designed with flexible feedstock capability.  Of plants currently in production and currently under construction or expansion, we estimate that less than 40% have dual or multiple feedstock capability.

Currently very few biodiesel plants are vertically integrated back to the virgin oil feedstock supply.  The majority of existing plants are “stand-alone” facilities that purchase their feedstock from oilseed processing firms or third-party marketing firms.

The predominant feedstock used for biodiesel production in the U.S. is soybean oil because of its abundance and availability (approximately 80% of the oil produced in the U.S. is soybean oil).  Alternative feedstocks include other vegetable oils, rendered animal fats and recycled cooking oils or grease (known as “yellow grease”).

U.S. EDIBLE OILS AND FATS PRODUCTION

(Million Pounds)

	1996	1997	1998	1999	2000	2001	2002	2003	2004(1)	2005(2)
Oils
Canola	356	342	451	548	617	641	582	496	601	776
Corn	2,231	2,335	2,374	2,501	2,403	2,461	2,453	2,396	2,392	2,450
Cottonseed	1,216	1,224	832	939	847	876	725	874	957	951
Peanut	221	176	145	229	179	231	286	173	126	219
Safflower	103	115	111	91	88	76	84	92	56	56
Soybean	15,752	18,143	18,078	17,825	18,420	18,898	18,430	17,080	19,360	20,393
Sunflower	840	959	1,177	1,046	873	673	345	595	265	588
Subtotal	20,719	23,294	23,168	23,180	23,426	23,856	22,905	21,707	23,757	25,433
Fats
Lard	671	732	740	723	716	743	744	775	775	795
Tallow	1,407	1,517	1,677	1,792	1,764	1,932	2,068	1,781	1,779	1,780
Subtotal	2,078	2,249	2,417	2,515	2,480	2,675	2,812	2,556	2,554	2,575
TOTAL	22,797	25,543	25,585	25,695	25,906	26,531	25,717	24,263	26,311	28,008

(1)  Preliminary and estimated.

(2)  Forecast.

Source: U.S. Department of Agriculture

The various feedstock oils have different supply and demand characteristics, but their price ranges are generally correlated because of their substitutability.  The twenty-year average value of soybean oil is approximately $.21 per pound.  The premium oils, like safflower and tung oils, are typically more than $.50 premium over soybean oil.  The main tier of competing oils is $.02 to $.05 premiums on average over soybean oil.  Cottonseed oil is a light oil preferred by the snack food industry.  It carries a $.05 premium.  Next are palm and canola, which each carry about a $.04 premium over soy oil.  Corn oil is the closest, carrying a premium just over $.02.  Rendered oil, of the quality that would go into a biodiesel facility, would typically cost $.03 to $.08 per pound less than crude soybean oil.  Animal fats carry a $.035 discount to soy oil.  Because of the dominance of soy oil in the domestic market, most other vegetable oils and oil seeds correlate with the soy oil and soybean markets.

Residual oils, greases and animal fats are used principally in domestic feed manufacturing, the chemical industry and some food applications.  Generally animal fats trade at a discount of $.05 to $.08 to that of crude soybean oil.  Relative price discounts are determined by factors such as moisture and impurity contents.  For example, tallow oil will trade at a premium over choice and yellow greases.

U.S. OIL AND FAT FEEDSTOCK PRICES

(Dollars per pound)

(1)        Years beginning October 1

(2)        Calendar years; prices are estimates

(3)        Calendar years; 2005 price is preliminary

Source: U.S Department of Agriculture

The cost of the feedstock used in biodiesel accounts for 75% to 85% of the overall cost of producing biodiesel.  The following chart indicates the effect of feedstock cost on the cost of biodiesel (not including biodiesel production costs).

BIODIESEL FEEDSTOCK COST SENSITIVITY

For example, if yellow grease feedstock costs $.15 per pound, the feedstock cost per gallon of biodiesel produced would be $1.125 per gallon.  If soybean oil costs $.25 per pound, the feedstock cost would be $1.875 per gallon of biodiesel.  Processing conversion cost and gross margins would need to be added to the feedstock price to arrive at a biodiesel value.

The principal positive and negative attributes that animal oils and fats provide biodiesel arise from the higher level of saturated fats contained in them compared to vegetable oils which have a high content of unsaturated fatty acids.  The increased amount of saturated fatty acid yields greater oxidation stability and substantially enhanced lubricity, resulting in better diesel engine efficiencies and reduced exhaust emissions, particularly at higher operating temperatures.  On the other hand, at cold temperature, the saturated fatty acids have a tendency to solidify, decreasing engine efficiencies and generating concerns about engine damage among users.  Blenders will consider and utilize these characteristics to make significant improvements in the lubricity rating of ULSD in normal operating conditions while reducing or avoiding blends that may lead to operating problems in cold temperatures.

Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel.  Pretreatment takes virgin oil and any animal fat or grease and removes the impurities and prepares the feedstock to go through the biodiesel process.  Some feedstocks need more treatment than others.  For example, virgin soybean oil is easier and cheaper to pretreat than turkey fat and turkey fat is easier and cheaper to pretreat than beef tallow.  The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.  In the case of soybean oil the pretreatment process results in refined, bleached and deodorized (RBD) oil.  The price differential between RBD oil and crude soy oil ranges from $.03 to $.05 per pound.  This adds another $0.225 to $0.375 to the costs discussed above.

The rapid expansion of the biodiesel market is beginning to put some pressure on the oil feedstock markets, but more material price pressure is likely to begin to be felt in late 2006 and into 2008 assuming “normal” crop yields.  There are two different dynamics involved in the expansion of biodiesel capacity on oil feedstock prices.  There will be regional impacts based on the available supply of feedstocks, biodiesel capacity expansion and regional oilseed crushing markets.  There will also be an overall market effect as the demand for feedstock oil expands and impacts different segments of the oil market.  Because of the seasonality of the soybean crop, significant seasonal supply variations can also occur.  One of the most significant risks to feedstock oil prices is the possibility of a short soybean crop (seasonal volatility) over the next several years.

It is estimated that approximately 750 million gallons of vegetable oils, rendered oils and residual oil are exported annually.  The international market will be the least sensitive to demand from the domestic biodiesel industry, although export prices could increase if global oil demand is high, supply is low or dollar exchange rates weaken materially.  It is also important to note that the world oil seed complex is the fastest growing of all crop groups.  World oilseed production is growing almost four times faster than course grains, the next fastest growing category.  Because this growth is due to the demands of the growing world population, it is difficult to predict the impact of expanded world production on oil availability to the biodiesel market.

Another market that will see competition from the biodiesel expansion is the domestic rendered and residual oil market.  About 1.5 billion gallons of those types of oil are being used in the U.S.  However, some users of residual oils will have a harder time parting with their residual oil due to internal requirements.  Some of these integrated operations will likely continue to use their internal rendered oil even as prices rise.  Assuming 1/3 of this market retains its residual oil, the quantity available to the market falls to 1 billion gallons.

Feedstock oil use in biodiesel beyond these levels (1 to 2 billion gallons) would likely drive up oil prices materially.  Demand for oil for biodiesel will likely struggle to compete with the consumer market, where the majority of oil is used or consumed today.  Domestic human users and consumers are not sensitive to price increases like the export and residual oil markets, and can be expected to bid up oil prices rather than consume less or find substitutes.  This will likely increase the average price the biodiesel industry will be required to pay for feedstocks, which in turn will make biodiesel less competitive against petroleum-based diesel fuel.

Even though there is little question that biodiesel expansion will put increased price pressure on feedstock oils, higher prices may drive the oil markets to realign and restructure as they begin to realize higher returns from selling oil.  The factors that may keep feedstock oil prices at the levels described above will be an expansion in higher grade oilseed production and processing (canola, mustard and other), realignment and expansion of the existing oilseed crushing industry, increased reliance of domestic users of residual oils on foreign markets and the substitution of imports like palm oil for products in the domestic consumer market.

As with other agricultural commodities, the market supply and price of vegetable oil feedstocks can be affected by risks to crops and yields, including weather and disease.  Asian soybean rust is a fungus that attacks certain plants including soybeans.  The presence of Asian soybean rust in the United States has recently been confirmed.  Left untreated, it can reduce soybean harvests by as much as 80%.  Although it can be killed with chemicals, the treatment increases production costs by approximately 20%.  The future impact of this fungus on U.S. soybean production cannot be predicted.  Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to the biodiesel industry.

Market

The biodiesel market has grown at an impressive pace in recent years, stimulated largely by federal and state government environmental regulations and incentives.  According to the National Biodiesel Board, estimated biodiesel production increased from 2 million gallons in 2000, to 25 million gallons in 2004, to 75 million gallons in 2005 and 250 million gallons in 2006.  This illustrates the creation of an industry and shows a ten-fold increase in volume in the two years from 2004 to 2006.  The National Biodiesel Board reports that as of January 31, 2007 there were 105 biodiesel facilities operating in 35 different states with the capacity to produce approximately 864.4 million gallons of biodiesel annually, with an additional 1.7 billion gallons of capacity under construction or expansion.  Texas has 15 biodiesel plants; Iowa has 9 plants; California and Tennessee each have 7 plants; Colorado, Georgia, Minnesota, North Carolina, Pennsylvania and Virginia each have 4 plants; Indiana, Missouri and Ohio each have 3 plants; 13 states each have 2 plants; and 9 states have 1 plant each.

The future demand for biodiesel will depend in part on whether federal and state government incentives and mandates are maintained and expanded and on the demand for diesel fuel in general.  The diesel fuel market is relatively large and growing slowly.

The following map illustrates the location of retail biodiesel outlets in the United States.

BIODIESEL RETAIL LOCATIONS

Source: National Biodiesel Board (March 30, 2007)

Market Characteristics

The biggest change in the diesel fuel market in the past decade has been the requirement to decrease regulated emissions, principally in the “on-highway” portion of the market.  This has required diesel fuel refineries to produce fuel with lower sulfur content.  Effective June 2006, all diesel fuel was required to have a sulfur content of less than 15 parts per million (“ultra low sulfur diesel or “ULSD”).  A problem encountered with ULSD is decreased lubricity of the fuel.  With better emissions and lubricity characteristics, biodiesel has emerged as an attractive alternative fuel or blending source.  Lubricity of ULSD can be improved with as little as 1% biodiesel.  Subject to the adaptability of the engine or use, biodiesel can be blended or used in any ratio, ranging from 1% (B1) to 100% (B100).

The federal government began encouraging biodiesel production in 2000.  The 2002 Energy Bill provided producers of biodiesel a tax credit of eighty cents per gallon, and mandated all federal, state and local governments with diesel powered vehicles and diesel powered equipment use a mixture of 2% biodiesel.  The mandate calls for use at 5% in 2007 and 10% in 2010.  Today that 2% level equates to approximately 1.2 billion gallons, which grows to 3 billion gallons in 2007 and 6 billion gallons by 2010.  In 2006 the industry produced approximately 250 million gallons of biodiesel.  By 2010 it is estimated that production will increase to 800 million to 1 billion gallons.

Supply Trends

Supported by government incentives, the biodiesel industry has expanded significantly in recent years, but it remains only a fraction of one percent of the combined distillate fuel/biodiesel market.  According to the National Biodiesel Board, estimated biodiesel production increased from 2 million gallons in 2000, to 25 million gallons in 2004, to 75 million gallons in 2005 and 250 million gallons in 2006.  In 2005 there were approximately 42 biodiesel plants, most of which were 3 to 5 mmgy capacity plants.  At the end of 2005, two plants were capable of producing 30 mmgy and six were capable of producing 20 mmgy.  As of January 31, 2007, the National Biodiesel Board reports that 105 plants nationally have the capacity to produce 864.4 million gallons of biodiesel per year and that plants under construction or expansion would add an additional 1.7 billion gallons of capacity.  Thirty million gallons of capacity appears to be the most popular size for new plants but plants having up to 100 million gallons of capacity are under construction.

The most significant negative item that is impacting the industry today is the issue of product quality.  As a result, the industry is encouraging producers to adhere to BQ-9000 certification for production standards.  The National Biodiesel Board has demanded that the industry meet their standards for BQ-9000 certification.  Plants that do not have this certification are likely to find it more difficult to market their production.  We believe that BQ-9000 certification is needed to support the future confidence for the petroleum industry to purchase and blend biodiesel.

Pricing and Price Trends

Over the past several years, biodiesel prices have tended to correlate with wholesale diesel fuel prices.  At the same time, price charts for biodiesel and prices for feedstocks such as soy oil show that biodiesel prices do not move with vegetable oil prices.  For example, when soy oil prices increased in 2003, biodiesel prices did not increase substantially.  Further, when soy oil decreased in 2004, biodiesel prices did not decrease.  Soy oil pricing has historically been affected by crop conditions, and, because it was a by product of the soy meal industry, livestock numbers.  The lack of correlation between soy oil prices (approximately 80% of our estimated cost of production) and biodiesel prices (approximately 98% of our estimated revenue) is a significant risk inherent in our business.

Although the selling price of biodiesel is directly related to the price of diesel fuel, the capital required to establish biodiesel production facilities and the cost of producing biodiesel have resulted in biodiesel being priced higher than diesel fuel, as illustrated in the following chart.  Notwithstanding the price differential, the current demand for biodiesel has outstripped supply due to currently high petroleum prices, the biodiesel tax credit and special incentive programs in states such as Illinois and Minnesota.  Because biodiesel is such a small part of the currently estimated 62 billion gallon distillate market, the expanding biodiesel supply has almost no identifiable impact on biodiesel prices.

CHICAGO WHOLESALE BIODIESEL AND DIESEL PRICES

Major Market Factors

Biodiesel is one of the fastest growing alternative fuels in the country.  In January 1999, there were only a few fleets buying and using biodiesel.  According to the National Biodiesel Board, by January 2002, there were well over 100 major fleets that implemented biodiesel programs across the country, including federal fleets such as the US Postal Service, the US Air Force, the US Army, the US Department of Energy and NASA; state fleets in Ohio, Iowa, Virginia, Missouri, Delaware and New Jersey; city buses such as Cincinnati Metro in Cincinnati, Ohio and the Bi-State in St. Louis, Missouri; and major public utility fleets such as Commonwealth Edison, Florida Power and Light, Duke Energy, Georgia Power, Alabama Power and others.  According to the National Biodiesel Board, this growth is spurred in part by three principal factors: standards established by the American Society of Testing and Materials (“ASTM”), health effects testing criteria by the federal Environmental Protection Administration (“EPA”) and the necessity to comply with standards established under the Energy Policy Act of 1992 (“Energy Policy Act”).

American Society of Testing and Materials Standards

The American Society of Testing and Materials (“ASTM”) is the premier standard-setting organization for fuels and additives in the United States.  In December 2001, the ASTM issued a specification for biodiesel fuel designated as ASTM D6751.  This development is deemed crucial in standardizing fuel quality for biodiesel in the United States market and increasing the confidence of consumers and engine makers.

To assist in assuring that biodiesel is produced and maintained at the ASTM D6751 industry standard, the National Biodiesel Board created the National Biodiesel Accreditation Commission to certify producers of biodiesel blends of B2 or greater that successfully meet the accreditation criteria as an “Accredited Producer.”  Accreditation is awarded following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 specification for Biodiesel Fuel (B100) Blend Stock for Distillate Fuels.  The accreditation process is comprehensive and includes a detailed review of the applicant’s quality system documentation, followed by a formal audit of the applicant’s conformance to its system.  We intend to apply for Accredited Producer status once we are operational.

EPA Health Effects Testing Program

Under Section 211(b) of the Clean Air Act, the EPA has established a Health Effects testing program to assess the health impacts of various materials and products.  In May 2000, biodiesel became the only alternative fuel in the country to have successfully completed the EPA’s Tier I and Tier II Health Effects testing.  The Tier I testing conclusively demonstrated biodiesel’s significant reductions in most currently regulated emissions as well as most unregulated emissions – especially those associated with cancer and lung disease.  Tier II testing demonstrated biodiesel’s non-toxic effect on health.

Energy Policy Act Compliance

Effective November 1998, Congress approved B20, a blend of 20% biodiesel and 80% petroleum diesel, as an Energy Policy Act compliance strategy.  The legislation allowed fleets subject to the Act to meet their alternative fuel vehicle purchase requirements simply by purchasing 450 gallons of pure biodiesel and burning it in new or existing diesel vehicles in at least a 20% blend with diesel fuel.  The Congressional Budget Office and the Department of Defense confirmed that the biodiesel option is the lowest cost alternative fuel option to meet the federal government’s Energy Policy Act compliance requirements.

Engine Manufacturer Guidelines

Most major engine manufacturers have established guidelines for biodiesel use in their engines.  The National Biodiesel Board maintains a list of manufacturer statements regarding biodiesel usage.  These statements outline the acceptable quantity and quality of biodiesel that each manufacturer will allow in engines manufactured by it without voiding applicable warranties.  Most of these manufacturers state that the use of blends up to B20 (20% biodiesel) will not void their parts and workmanship warranties.

Principal Market Growth Factors

The principal factors that will influence biodiesel growth in the next few years are expected to be the following:

•                  Expectation of continued strong petroleum prices over the next five to ten years (above historical averages prior to 2000).

•                  Renewal of the Biodiesel Tax Credit beyond 2008.

•                  Reinstatement of the Commodity Credit Corporation Bioenergy Program to facilitate new supply.

•                  Marketplace perception of biodiesel as a good remedy for ULSD lubricity problems.

•                  Avoidance of quality problems that could give biodiesel a negative reputation in the marketplace.

•                  Continued unrest in petroleum producing regions of the world and a resulting desire for alternatives to petroleum.

•                  No sustained rally in feedstock prices that could threaten supply.

•                  No change in policies or technological resolution regarding ozone and nitrogen oxide emissions.

•                  Availability of adequate biodiesel supplies.

The inability to predict the impact of the foregoing factors makes biodiesel market predictions very difficult to make.  For instance, the range in two national projections for biodiesel use in 5 years is between 175 million gallons (U.S. Department of Agriculture) and 944 million gallons (National Renewable Energy Lab).

With an interest in expanding the biodiesel market, the top priorities of the National Biodiesel Board are to extend the biodiesel tax credit, secure a place for biodiesel in Renewable Fuels Standard (RFS) provisions of the pending energy bill and reinstate the recently expired Commodity Credit Corporation Bioenergy Program with biodiesel included.

The Commodity Credit Corporation Bioenergy Program was developed by the Department of Agriculture in 2001 to provide financial incentives to help offset a portion of the capital investment required to increase production capacity of biodiesel and ethanol.  The Program expired on September 30, 2006.  Over the initial three-year history of the program, the Commodity Credit Corporation issued payments for approximately 24 million gallons of new biodiesel production.

Current Industry Progress and Initiatives

Ultra Low Sulfur Diesel

In January 2001, the EPA finalized a rule requiring sulfur levels in diesel fuel to be reduced from 500 ppm at the pump to 15 ppm by 2006 and 10 ppm by 2011.  The EPA, the petroleum industry and equipment manufacturers all recognized during the rulemaking process that the refinery changes necessary to meet this requirement would also dramatically reduce lubricity of diesel fuel.  Lubricity is the characteristic in diesel fuel necessary to keep diesel fuel systems properly lubricated.  Fuel that lacks lubricity can cause premature wear or malfunction to the vehicle and equipment.  We believe that biodiesel is uniquely positioned to address ultra low-sulfur diesel fuel because biodiesel has extremely low sulfur (2-3 ppm) and currently meets the 2006 standard.  Moreover, biodiesel offers superior lubricity even in very low blends.  According to the National Biodiesel Board, tests show that a 2% blend of biodiesel can improve lubricity by as much as 65%.

Political and Public Support

Biodiesel is now included in major state and nationwide legislative efforts, which are providing a mechanism to quantify the benefits of the fuel and make biodiesel a cost-competitive option for achieving many national and statewide goals.  In 2001, 15 states passed legislation favoring the use and production of biodiesel, including Arizona, Hawaii, Iowa, Missouri, Montana, Nevada, North Dakota, South Dakota and Oregon.

Low Blend Development

Low blends of biodiesel (5% and lower) have become increasingly popular.  The fuel’s excellent lubricity offers a performance benefit.  Low blends are also popular with farmers, and an increasing number of diesel distributors are making low blends available for farm use.  Iowa alone has approximately 80 locations making biodiesel available.  Additionally, since 1997, at least eight companies released premium additive packages containing biodiesel as a lubricity additive.  The success of these products demonstrates biodiesel’s effectiveness as a lubricity additive.

Future Market Dynamics

As the EPA and fuel and equipment industry groups move to improve performance and emissions of diesel technology, diesel fuel is likely to continue to be the preferred platform for heavy-duty applications for the foreseeable future.  Furthermore, global warming and greenhouse gases will continue to gain attention.  Because biodiesel is compatible and complimentary to these goals and future technology, biodiesel is positioned to provide benefits in all these areas, which we believe will further increase the fuel’s economic competitiveness.

Technological Development

Research in the basic technologies of biodiesel production may result in changes in the industry.  On January 31, 2006, President Bush announced the Advanced Energy Initiative, which will fund additional research in biodiesel technology.  New technologies may develop that would become viable means of biodiesel production in the future.  For instance, Iowa State University is developing nanotechnology that results in faster chemical conversion to biodiesel, with a catalyst that can be recycled and elimination of the wash step in the production process.  This nanotechnology can also be used with a catalyst to efficiently convert animal fats into biodiesel by creating a mixed oxide catalyst that has both acidic and basic catalytic sites.  Acidic catalysts on the particle can convert the free fatty acids to biodiesel while catalysts can convert the oils into fuel.

Sales and Marketing

Prior to commencing operations at our plant, we will develop a sales and marketing plan.  The market segments for our biodiesel product will depend in part on the buyers and marketers we work with and their size and geographic reach.  These customers vary in terms of where they distribute the biodiesel and the transportation methods and costs associated with delivering the biodiesel to their facilities.  We believe that a significant portion of our biodiesel will be sold into regional markets in the Midwest and into national markets.  We will seek to deliver as much product as possible to local markets, which would help minimize our freight costs.  Biodiesel sold into local and regional markets will typically ship by truck and biodiesel sold into national markets will typically ship by rail.  The availability of rail transportation would enable us to quickly and cost effectively move large quantities of biodiesel into various markets, which we hope will allow us to access markets with the best prices.

Under our management and operational services agreement with REG, REG will be responsible for marketing and selling the total production of our plant.

Glycerin

Product Characteristics

Glycerin is the principal co-product of the biodiesel production process.  Glycerin is split from the triglyceride in the conversion step, usually in a quantity of about 10% of the amount of input feedstock.  Glycerin, sometimes spelled glycerine, is a commercial product whose principal component is glycerol.  The terms glycerin, glycerine, and glycerol are often used interchangeably.  Biodiesel producers typically sell glycerin in the “salt crude” form for further refining and purification by others.

Glycerin possesses a unique combination of physical and chemical properties that are utilized in a myriad of products.  Glycerin has over 1,500 known end uses, including many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products.  A clean, odorless, viscous liquid with a sweet taste, glycerin is highly stable under typical storage conditions, compatible with many other chemical materials, virtually non-toxic and non-irritating in its varied uses, and has no known negative environmental effects.  These qualities enable glycerin to be used as a humectants, plasticizer, emollient, thickener, solvent, dispersing medium, lubricant, sweetener, bodying agent, antifreeze and processing aid.  Glycerin is used in the manufacture of soft drinks, candy, cakes, casings for meats and cheese, margarine, salad dressings and dry pet foods.  It is not unusual for glycerin to contribute two or more features or attributes to a product or application.  Glycerin is derived from both natural and petrochemical feedstocks.

In recent years there has been a significant amount of research dedicated toward further development of glycerin applications and there is currently strong support from fat and oil associations, governments and producers to develop innovative technologies.  This research has accelerated due to the long-term increase in biodiesel production and increasing supplies.  REG has been active in research and development for additional glycerin uses.  For example, REG has contributed to the research for the use of glycerin as an aircraft deicer.

Markets

Glycerin is an important market globally with approximately one million metric tons (2.24 billion lbs) of production and consumption in 2004.  The glycerin market is largely supply driven and glycerin is produced irrespective of market demand.

Overall glycerin supplies are forecasted to grow at a 7.7% per annum rate through 2010, primarily driven by increased production in the biodiesel industry.  Approximately 11% of glycerin is produced as a co-product of biodiesel production or 120,000 metric tons per annum in 2003.  The portion of glycerin produced as a co-product of biodiesel is expected to more than triple over the next 7 years with projected average growth rates of 26% per annum.

Over 40% of glycerin production is located in Europe, 25% in the Pacific Rim, and approximately 32% of the glycerin capacity is in the U.S.  The U.S. is a net importer of glycerin, supplied primarily from Europe and the Pacific Rim.  Europe continues to lead the market for biodiesel production and subsequently, will remain a net exporter of glycerin globally.

Historically, refined glycerin pricing has ranged from $0.38 to $1.08/lb for USP 99.5% glycerin (spot market bulk shipments) over the last 25 years.  Crude glycerin has historically sold at about a $.15 to $.20 discount to refined glycerin.  The volatility in market prices has been primarily a result of oversupply of glycerin rather than radical changes in demand.

Due to overcapacity in the glycerin market, caused in large part by expansion of the biodiesel industry, glycerin prices have declined significantly in recent months.  As a result, market prices for crude glycerin in late 2006 have been reported at between $0.00 (no value) to $0.05 per pound.  Refined glycerin is priced marginally higher. The price differential between kosher glycerin, produced without animal fat, and non-kosher glycerin is minimal.   Salvage values of crude glycerin for use as a protein source in animal feed have been reported at $0.02 to $0.03 per pound.  If the U.S. biodiesel industry continues to expand, glycerin can be expected to remain in an oversupply position in the marketplace and prices will remain depressed subject to the development of new uses or economically attractive alternative uses for the product.

We expect that our plant will produce approximately 15,000 tons of crude glycerin annually.  We do not intend to refine our glycerin because the return on refined glycerin cannot justify the expense of production.  Because we intend to process animal fat, the glycerin we produce will be non-kosher.  Glycerin sales are forecast to represent less than 1.0% of our gross sales.

Sales and Marketing

Local and regional markets for our glycerin remain to be developed and formalized.  REG will be responsible for marketing our glycerin production in available markets

Fatty Acid

Fatty acid is a small-volume co-product (about 1% of the feedstock, and less with RBD oil) that is separated from the glycerin after it is acidified.  It is typically sold for use in the animal feed industry.  We do not anticipate that fatty acid will be a significant source of revenue for our plant.

Governmental Incentives and Regulations

Recognizing the need for a cleaner source of energy and appreciating that biodiesel is renewable and can be produced in the United States, the federal government and various state governments created incentive programs to encourage biodiesel production.  The federal incentive programs include direct payments to eligible producers for increased biodiesel production.  State incentive programs include income tax credits and sales or excise tax exemptions.  These programs, however, are not without controversy.  Such controversy is due, in part, to the cost of such programs.  Increases in the use of biodiesel will increase the amount of excise tax credits available to blenders, which translates into lower federal tax revenues.  The direct payment program is a significant expenditure and Congress may choose not to fully fund the program in any given fiscal year.  These federal programs may be affected by the passage of energy legislation in the future.

Energy Policy Act of 2005

The recently enacted Energy Policy Act of 2005 (the “Energy Policy Act”) established a national renewable fuel standard (“RFS”) that sets a national minimum usage requirement for renewable fuels that increases from 4 billion gallons per year in 2006 to 7.5 billion gallons per year by the year 2012.  Although it is anticipated that ethanol will account for the largest share of renewable fuel produced and used under the RFS, the RFS is also expected to stimulate the production of biodiesel fuel as a result of the Energy Policy Act’s extension of the volumetric excise tax credit for biodiesel through December 31, 2008.  This credit is allowed to the first blender and is reflected as a higher value for the B100 (100% biodiesel) that is blended into pure diesel fuel.  This credit is available for blenders to receive a total income tax credit or federal excise fuel tax credit in the aggregate amount of $1.00 per gallon of agri-biodiesel for blending B100 in a diesel fuel mixture at the minimum of one tenth of 1% of B100.  Most B100 producers include the economic benefit of the credit in the price of their B100 and give blenders the right to claim the credit.  Another tax credit established in the Energy Policy Act is a $0.10 per gallon income tax credit for biodiesel made from soy oil up to 15 million gallons of production annually.  We expect to qualify for this federal tax credit.

State Incentives

AgriFIRST is an Illinois Department of Agriculture’s economic development program for value added agriculture.  Approved grants can provide up to 10% of the project’s total capital construction cost not to exceed $5 million, including but not limited to:  purchasing land; purchasing, constructing or refurbishing buildings; purchasing or refurbishing machinery or equipment; installation; repairs; labor; and working capital.  We expect to apply for a grant or grants under the AgriFIRST program but have no assurance that we will be successful in receiving any grants.

The Renewable Fuels Development Program (RFDP) was established to provide grants for the construction of new biofuels production facilities in Illinois.  Current legislation provides for $15 million in total funding; pending legislation calls for raising that total to $25 million.  The minimum eligible facility size is 30 million gallons per year.  A Project Labor Agreement is required to be eligible to receive a grant award.  Maximum RFDP grant award is $6.5 million, including up to $1.5 million in rural economic development incentives.  The total grant award cannot exceed 10% of the total construction costs of the facility.  The program provides a $.10 per gallon incentive for the construction of new facilities up to the maximum grant award of $6.5 million.  We expect to apply for a grant under the RFDP program but cannot predict the result of any application that we make.

We believe that we may be entitled to benefit from certain tax and other incentives through the Enterprise Zone Program created pursuant to the Illinois Enterprise Act.  The Enterprise Zone Program, which is administered by the Illinois Department of Commerce and Economic Opportunity (the “DCEO”), is a program designed to stimulate economic activity and neighborhood revitalization in areas designated as “enterprise zones” by providing state and local tax incentives, regulatory relief and improved governmental services.  Our Mill Race Industrial Park site in Stephenson County is in an Enterprise Zone, but we cannot predict what benefits, if any, may result from locating our plant there.

We do not consider state tax incentives essential to our budget or business plan and the availability or lack of tax incentives are not the most important considerations in our selection of a site.

Competition

Producers of Biodiesel

We will be in direct competition with numerous other biodiesel plants that produce the same products that we do.  Many of these producers have significantly greater resources than we do and we expect the number of competitors to increase significantly.  The development of other biodiesel plants, particularly those in close proximity to our proposed plant, will increase the supply of biodiesel and may result in lower local biodiesel and glycerin prices and higher costs for supplies of feedstocks.

The National Biodiesel Board estimates that as of January 31, 2007, there were approximately 105 active biodiesel production plants in the United States, with an additional 85 plants under construction or expansion and many more under consideration.  These plants, when completed, will increase the competition for various feedstocks, and price competition for biodiesel delivered from our area is likely to increase.

The largest biodiesel producers include Memphis Biofuels, LLC with a 50 mmgy plant in Memphis, Tennessee and Cargill, Inc. (“Cargill”) with a 37.5 mmgy plant in Iowa Falls, Iowa.   Seven other producers each have a 30 mmgy plant: AGP of Sergeant Bluff, Iowa; Western Iowa Energy of Wall Lake, Iowa; Soymor of Albert Lea, Minnesota, Minnesota Soybean Processors of Brewster, Minnesota, Peter Cremer of Cincinnati, Ohio, Carolina Biofuels, LLC of Taylor, South Carolina; and Organic Fuels, LLC of Galena Park, Texas.  Several larger plants are under construction or expansion, led by Bio Energy of America in Edison, New Jersey (100 mmgy), Imperium Grays Harbor in Grays Harbor, Washington (100 mmgy), Archer Daniels Midland Company (“ADM”) in Velva, North Dakota (85 mmgy), Louis Dreyfus Agricultural Industries, LLC (“Dreyfus”) in Claypool, Indiana (80 mmgy), East Fork Biodiesel, LLC in Algona, Iowa (60 mmgy), Biodiesel of Las Vegas, in Las Vegas, Nevada (55 mmgy), Owensboro Grain in Owensboro, Kentucky (50 mmgy), Beatrice Biodiesel, LLC  in Beatrice, Nebraska (50 mmgy) and Domestic Energy Partners, Spanish Fork, Utah (46 mmgy).  Several additional plants in the 30 mmgy range are under construction.

The entry of ADM, Cargill and Dreyfus to the biodiesel industry represents a significant change in the competitive environment.  The biodiesel industry has been characterized by companies which established plants ranging from very low capacity to 30 mmgy in the localities of their ownership, feedstocks and markets.  ADM, Cargill and Dreyfus are major international agribusiness corporations with the financial, sourcing and marketing resources to become formidable competitors in the industry, without geographical, funding or feedstock restraints.  ADM has its headquarters and major ethanol and other operations in Decatur, Illinois and may consider placing a biodiesel plant in that location.  We must expect that ADM, Cargill and Dreyfus, and perhaps other large corporations, will be significant competitors in the biodiesel industry in the future.

Regionally, we will also face competition from a number of other producers of varying sizes and resources.  Within a 150 mile radius of our site, Stephan Company has a 22 mmgy plant in Millsdale, Illinois, Clinton County Bioenergy has a 10 mmgy plant in Clinton, Iowa, and Incobrasa Industries, Ltd. has a 31 mmgy plant in Gilman, Illinois, all of which use soy oil as their principal feedstock.  There are several other operating biodiesel plants in

Illinois, Iowa and Wisconsin which are beyond the 150 mile radius from our proposed plant.  There are several other plants presently being planned or under consideration in northern Illinois and nearby areas of Iowa and Wisconsin which could have an aggregate capacity of over 200 mmgy.  We expect that additional biodiesel producers will enter the market if the regulatory environment remains favorable and the demand for biodiesel continues to increase.  All of these plants will compete with us for feedstocks and customers in our regional market.

The following table identifies U.S. biodiesel producers and their production capacities.

U.S. BIODIESEL PLANTS AND PRODUCTION CAPACITY

(Gallons per year)

Location	Company	Primary Feedstock	Annual Production Capacity (gallons) (1)	Annual Capacity Under Construction or Expansion (gallons) (1)
Birmingham, AL	Allied Renewable Energy, LLC	Soybean oil	15,000,000	—
Moundville, AL	Alabama Biodiesel Corporation	Soybean oil	*	—
Perdue Hill, AL	Independence Renewable Energy Corp	Multi feedstock	—	40,000,000
Batesville, AR	FutureFuel Chemical Company	Multi feedstock	24,000,000	—
Helena, AR	Delta American Fuel, LLC	Multi feedstock	—	40,000,000
McGehee, AR	Ag Bio Energy	Soybean oil	—	*
Stuttgart, AR	Patriot Biofuels	Multi feedstock	3,000,000	—
Coolidge, AZ	Optimum Biofuels, LLC	Soybean oil	—	2,000,000
Anaheim, CA	So Cal Biofuel	Yellow grease	1,100,000	—
Big Oak Flat, CA	Evergreen Biodiesel	Recycled cooking oil	50,000	—
Coachella, CA	Imperial Western Products	Multi feedstock	8,000,000	—
Commerce, CA	Noil Energy Group	Multi feedstock	—	5,000,000
Gonzales, CA	Energy Alternative Solutions, Inc.	Multi feedstock	500,000	—
Martinez, CA	Bay Biodiesel, LLC	Soybean oil	—	2,500,000
Oakland, CA	Blue Sky Bio-Fuels, Inc.	Multi feedstock	*	—
Port Hueneme, CA	Biodiesel Industries of Port Hueneme	Multi feedstock	3,000,000	12,000,000
Richmond, CA	LC Biofuels	Multi feedstock	—	365,000
Sanger, CA	Silicon Valley Biodiesel, Inc.	Multi feedstock	—	7,000,000
Ukiah, CA	Yokayo Biofuels, Inc.	Recycled cooking oil	200,000	—
Berthoud, CO	Rocky Mountain Biodiesel Industries, LLC	Multi feedstock	3,000,000	7,000,000
Burlington, CO	American Agri-diesel LLC	Soybean oil	6,000,000	—
Commerce City, CO	Bio Energy of America	Soybean oil	10,000,000	—
Denver, CO	Bio Energy of America	Soybean oil	8,000,000	—
Denver, CO	Great White Bottling, Inc.	Soybean oil	—	4,000,000
Bethlehem, CT	Bio-Pur Inc.	*	*	—
Southington, CT	BioDiesel One Ltd	Recycled cooking oil	—	4,000,000
Clayton, DE	Mid-Atlantic Biodiesel	Multi feedstock	6,500,000	—
Kissimmee, FL	Xenerga, Inc.	Recycled cooking oil	—	5,000,000
Lakeland, FL	Purada Processing, LLC	Soybean oil	18,000,000	—

Camilla, GA	Sunshine BioFuels, LLC	Soybean oil	6,000,000	—
Chatsworth, GA	Eco Solutions, LLC	Multi feedstock	—	25,000,000
East Dublin, GA	Middle Georgia Biofuels	Multi feedstock	2,500,000	—
Rome, GA	Peach State Labs	Soybean oil	*	—
Rome, GA	US Biofuels Inc.	Multi feedstock	10,000,000	—
Honolulu, HI	Pacific Biodiesel	Recycled cooking oil	1,000,000	—
Kahului, HI	Pacific Biodiesel	Recycled cooking oil	200,000	—
Rupert, ID	Premier Fuel Company, Inc.	Multi feedstock	—	*
Gilman, IL	Incobrasa Industries, Ltd.	Soybean oil	31,000,000	—
Marion, IL	Heartland Biodiesel, Inc.	Soybean oil	—	5,000,000
Millsdale, IL	Stepan Company	Soybean oil	22,000,000	—
South Roxanna, IL	Midwest Biodiesel Products	Soybean oil	—	30,000,000
Claypool, IN	Louis Dreyfus Agricultural Industries, LLC	Soybean oil	—	80,000,000
Flora, IN	Heartland Biofuel	Multi feedstock	450,000	—
Hammond, IN	Evergreen Renewables	Soybean oil	5,000,000	—
Middletown, IN	e-biofuels, LLC	Soybean oil	—	25,000,000
Morristown, IN	Integrity Biofuels	Soybean oil	10,000,000	—
Newburgh, IN	SNEBio, LLC	Soybean oil	—	15,000,000
Algona, IA	East Fork Biodiesel, LLC	Multi feedstock	—	60,000,000
Clinton, IA	Clinton County BioEnergy, LLC	Soybean oil	10,000,000	—
Crawfordsville, IA	Riksch BioFuels, LLC	Multi feedstock	10,000,000	—
Farley, IA	Western Dubuque Biodiesel	Soybean oil	—	30,000,000
Iowa Falls, IA	Cargill, Inc.	Soybean oil	37,500,000	—
Keokuk, IA	Tri-City Energy, LLC	Soybean oil	5,000,000	—
Mason City, IA	Freedom Fuels, LLC	Soybean oil	—	30,000,000
Milford, IA	Soy Solutions	Soybean oil	2,000,000	—
Newton, IA	Central Iowa Energy	Multi feedstock	—	30,000,000
Ralston, IA	Renewable Energy Group, Inc.	Soybean oil	12,000,000	—
Sergeant Bluff, IA	AGP	Soybean oil	30,000,000	15,000,000
Sioux Center, IA	Sioux Biochemical, Inc.	Corn oil	2,000,000	—
Wall Lake, IA	Western Iowa Energy	Multi feedstock	30,000,000	—
Washington, IA	Iowa Renewable Energy, LLC	Multi feedstock	—	30,000,000
Butler, KY	Griffin Industries	Multi feedstock	2,000,000	—
Sturgis, KY	Union County Biodiesel Company, LLC	Soybean oil	5,000,000	—
Owensboro, KY	Owensboro Grain	Soybean oil	—	50,000,000
Berlin, MD	Maryland Biodiesel	Soybean oil	1,000,000	—
Adrian, MI	Adrian Biofuels	Multi feedstock	—	20,000,000

Bangor, MI	Michigan Biodiesel, LLC	Soybean oil	10,000,000	—
Detroit, MI	Biodiesel Industries of Detroit	Multi feedstock	—	*
Gladstone, MI	Ag Solutions, Inc.	Multi feedstock	5,000,000	—
Albert Lea, MN	Soymor	Soybean oil	30,000,000	—
Brewster, MN	Minnesota Soybean Processors	Soybean oil	30,000,000	—
Ironton, MN	Green Range Renewable Energy	Recycled cooking oil	150,000	—
Redwood Falls, MN	FUMPA BioFuels	Multi feedstock	3,000,000	—
Columbus, MS	CFC Transportation, Inc	Multi feedstock	1,500,000	—
Gulfport, MS	Channel Chemical Corporation	Soybean oil	5,000,000	—
Natchez, MS	Delta Biofuels, Inc.	Mutli feedstock	—	72,000,000
New Albany, MS	North Mississippi Biodiesel	Soybean oil	—	7,000,000
Bethel, MO	Missouri Bio-Products	Multi feedstock	2,000,000	—
Bunceton, MO	Missouri Better Bean	Multi feedstock	15,000,000	—
Deerfield, MO	Prairie Pride	Soybean oil	—	30,000,000
Dexter, MO	Global Fuels, LLC	Multi feedstock	—	3,000,000
Hayti, MO	Natural Biodiesel Plant, LLC	Multi feedstock	—	5,000,000
High Hill, MO	High Hill Biodiesel, Inc.	Multi feedstock	—	5,000,000
Lilbourn, MO	Great River Soy Processing Cooperative	Soybean oil	—	5,000,000
Mexico, MO	Mid America Biofuels, LLC	Soybean oil	30,000,000	—
St. Joseph, MO	AGP	Soybean oil	—	30,000,000
Beatrice, NE	Beatrice Biodiesel, LLC	Soybean oil	—	50,000,000
Fremont, NE	Horizon Biofuels, Inc.	Multi feedstock	—	5,000,000
Scribner, NE	Northeast Biodiesel	Soybean oil	—	*
Las Vegas, NV	Biodiesel of Las Vegas	Multi feedstock	5,000,000	55,000,000
Minden, NV	Bently Biofuels	Multi feedstock	1,000,000	—
Edison, NJ	Bio Energy of America	Soybean oil	—	45,000,000
Elizabeth, NJ	Fuel Bio One, LLC	Multi feedstock	—	50,000,000
Newark, NJ	Eastern Biofuels, LLC	Soybean oil	24,000,000	—
Anthony, NM	Rio Valley Biofuels, LLC	Multi feedstock	*	—
Bohemia, NY	North American Biofuels Company, Inc.	Multi feedstock	2,500,000	—
Fulton, NY	NextGen Fuel, Inc	Soybean oil	—	5,000,000
Asheville, NC	Blue Ridge Biofuels	Multi feedstock	2,000,000	—
Autryville, NC	Filter Specialty Bioenergy LLC	Multi feedstock	—	1,600,000
Leland, NC	American Distillation, Inc.	Soybean oil	—	5,000,000
Lenoir, NC	Foothills Bio-Energies, LLC	Multi Feedstock	5,000,000	—
Pittsboro, NC	Piedmont Biofuels Industrial	Multi feedstock	1,000,000	—
Seaboard, NC	North Carolina BioFuels, LLC	Soybean oil	—	1,000,000
Wilson, NC	Evans Environmental Energies, Inc.	*	—	6,000,000

Wilson, NC	Triangle Biofuels Industries, Inc.	Multi feedstock	—	5,000,000
Winston Salem, NC	Gortman Biofuel, LLC	*	100,000	—
Velva, ND	Archer Daniels Midland Company	Canola oil	—	85,000,000
York, ND	All American Biodiesel	Soybean oil	—	2,000,000
Bremen, OH	Agrifuels, LLC	Soybean oil	—	4,000,000
Cincinnati, OH	Peter Cremer	Soybean oil	30,000,000	—
Cleveland, OH	Center Alternative Energy Company	Soybean oil	—	5,000,000
Defiance, OH	American Ag Fuels, LLC	Multi feedstock	1,500,000	5,500,000
Hicksville, OH	PEC Biofuels	Soybean oil	7,500,000	—
Miamisburg, OH	Jatrodiesel Inc.	Multi feedstock	—	5,000,000
Chelsea, OK	Green Country Biodiesel, Inc	Multi feedstock	2,500,000	—
Durant, OK	Earth Biofuels, Inc.	Multi feedstock	10,000,000	—
Guymon, OK	High Plains Bioenergy	Multi feedstock	—	30,000,000
Tulsa, OK	Best Energy Solutions, LLC	Soybean oil	—	1,000,000
Klamath Falls, OR	Green Fuels of Oregon, Inc.	*	—	*
Salem, OR	SeQuential-Pacific Biodiesel, LLC	Multi feedstock	1,000,000	4,000,000
Erie, PA	Lake Erie Biofuels	Soybean oil	—	45,000,000
Middletown, PA	Middletown Biofuels, LLC	Soybean oil	—	2,000,000
New Oxford, PA	Soy Energy, Inc.	Soybean oil	—	1,500,000
Pittsburg, PA	PA Biofuels, LLC	Multi feedstock	—	5,000,000
Pittsburg, PA	United Oil Company	Multi feedstock	2,000,000	—
Shiremanstown, PA	Keystone BioFuels, Inc.	Soybean oil	*	*
South Williamsport, PA	Choice FuelCorp Inc.	Multi feedstock	—	2,000,000
White Deer, PA	Biodiesel of Pennsylvania, Inc.	Soybean oil	—	1,500,000
York, PA	United Biofuels, Inc.	Soybean oil	1,500,000	—
Westerly, RI	Mason Biodiesel, LLC	Soybean oil	—	2,500,000
Charleston, SC	Southeast BioDiesel, LLC	Multi feedstock	6,000,000	—
Taylor, SC	Carolina Biofuels, LLC	Soybean oil	30,000,000	—
Warrenville, SC	Farmers & Truckers Biodiesel, LLC	Soybean oil	—	5,000,000
Alexandria, SD	Midwest BioDiesel Producers, LLC	Soybean oil	7,000,000	—
Counce, TN	NuOil	Soybean oil	1,500,000	—
Louisburg, TN	Agri-Energy, Inc	Soybean oil	5,000,000	—
Madison, TN	Freedon Biofuels, Inc.	Soybean oil	—	12,000,000
Manchester, TN	TN Bio Energy	Soybean oil	*	*
Memphis, TN	Memphis Biofuels, LLC	Multi feedstock	50,000,000	—
Memphis, TN	Milagro Biofuels of Memphis	Soybean oil	5,000,000	—
Pulaski, TN	BIG Biodiesel, LLC	Soybean oil	250,000	—

Wartburg, TN	Blue Sky Biodiesel, Inc.	Multi feedstock	3,000,000	—
Channelview, TX	AgriMax Fuels, LLC	Soybean oil	—	3,000,000
Channelview, TX	ECO Friendly Products, Inc.	Multi feedstock	—	*
Channelview, TX	NMM, Ltd	Multi feedstock	1,000,000	—
Cleburne, TX	Smithfield Bioenergy LLC	Multi feedstock	12,000,000	—
Conroe, TX	SAFE Fuels, Inc.	Multi feedstock	18,000,000	12,000,000
Converse, TX	Bio-Renewable Technologies, LLC	Multi feedstock	—	1,000,000
Dallas, TX	New Fuel Company	Multi feedstock	250,000	—
Denton, TX	Biodiesel Industries of Greater Dallas-Fort Worth	Multi feedstock	3,000,000	7,000,000
Euless, TX	Direct Fuels	Multi feedstock	—	10,000,000
Galena Park, TX	Organic Fuels, LLC	Multi feedstock	30,000,000	—
Galveston, TX	BioSelect Fuels (GBBLP)	Multi feedstock	—	21,000,000
Giddings, TX	Central Texas Biofuels	Soybean oil	1,500,000	—
Gonzales, TX	GeoGreen Fuels	Multi feedstock	3,000,000	—
Hillsboro, TX	Pacific Biodiesel Texas	Multi feedstock	2,000,000	—
Houston, TX	Johann Haltermann Ltd	Soybean oil	20,000,000	—
Houston, TX	Green Diesel, LLC	Soybean oil	—	*
Houston, TX	Green Earth Fuels, LLC	Multi feedstock	—	43,000,000
Laredo, TX	South Texas Blending	Tallow	5,000,000	—
League City, TX	Momentum Biofuels, Inc.	Soybean oil	—	20,000,000
Pasadena, TX	Huish Detergents	*	15,000,000	—
Pasadena, TX	Kemlink Energy, Inc.	Multi feedstock	2,500,000	—
Poteet, TX	SMS Envirofuels	Soybean oil	6,000,000	—
Ralls, TX	Brownfield Biodiesel, LLC	Cottonseed oil	2,000,000	—
Richmond, TX	Fuel & Lube, LLC	Multi feedstock	—	5,000,000
Sealy, TX	Ag Fuels Ltd	Multi feedstock	—	3,600,000
Spanish Fork, UT	Domestic Energy Partners	Multi feedstock	9,000,000	—
New Kent, VA	Virginia Biodiesel Refinery	Soybean oil	2,000,000	—
Richmond, VA	RECO Biodiesel, LLC	Soybean oil	10,000,000	—
Ridgeway, VA	Chesapeake Custom Chemical	Soybean oil	5,000,000	—
South Boston, VA	Renroh Environmental Company	*	80,000	—
Ellensburg, WA	Central Washington Biodiesel, LLC	Canola oil	3,000,000	—
Grays Harbor, WA	Imperium Grays Harbor	Multi feedstock	—	100,000,000
Poulsbo, WA	Olympic Biofuels	Multi feedstock	—	500,000
Seattle, WA	Seattle Biodiesel	Multi feedstock	5,000,000	—
Clyman, WI	Badger Biodiesel Inc.	Multi feedstock	—	5,000,000
Deforest, WI	Sanimax Energy	Multi feedstock	—	20,000,000

Eau Claire, WI	WRR Environmental Services	Multi feedstock	*		—
Evansville, WI	North Prairie Productions LLC	Soybean oil	—		45,000,000
Manitowoc, WI	Renewable Alternatives	Soybean oil	*		—

Total Current Capacity (105 plants)			864,400,000	(2)
Total Under Construction or Expansion (85 plants)					1,700,000,000	(2)

Total Annual Capacity			2,564,400,000 (2)

*Not available.

(1)             Annual production capacity refers only to the reported maximum production capacity of the facility.  It does not indicate how many gallons of biodiesel were actually produced at each plant.  Annual production capacity figures are as of January 31, 2007; under construction or expansion figures are as of January 31, 2007.

(2)             Total annual production capacity includes estimated production capacity for plants that have not made capacity figures available.  It is important to note that production capacity differs from the actual number of gallons sold.

Source:  National Biodiesel Board

Producers of Petroleum-Based Diesel Fuels

The biodiesel industry generally is in competition with the petroleum industry and particularly the diesel fuel portion of the petroleum industry.  The biodiesel industry is a fraction of 1% of the size of the diesel fuel industry and is able to compete principally as a consequence of government environmental regulations and incentives, assisted by currently high petroleum and diesel fuel prices.

The capital and operating costs of producing biodiesel make it prohibitive to compete with diesel fuel based on price.  If the diesel fuel industry is able to produce diesel fuel with acceptable environmental characteristics, or if government regulations change in favor of diesel fuel, biodiesel producers would find it extremely difficult to compete.  Petroleum refiners are continually attempting to develop diesel fuels with low sulfur and other clean burning attributes, together with lubricity and other characteristics necessary for the diesel engines in the marketplace.  It is not possible to predict what success the petroleum industry may experience in making diesel fuel more acceptable or the impact these efforts may have on the biodiesel industry.

Sources and Availability of Raw Materials

Oil and Fat Feedstock Supplies

We will not own or have control of our own feedstock supplies and expect to purchase our feedstocks from oilseed processing companies or third-party marketing firms.  Although our lack of captive feedstock supplies may expose us to greater feedstock supply and cost risks, we will also have the opportunity to take advantage of the lower feedstock costs when they occur.  Our agreement with REG, which gives REG the responsibility for feedstock procurement, will allow us to benefit from REG’s infrastructure for feedstock procurement, REG’s ability to purchase feedstocks on a volume basis and other opportunities in the marketplace.

Our plant will have pretreatment capabilities that will enable it to use a wide range of vegetable oil and animal fat feedstocks, including crude soy oil and virtually any fat or grease.  Our procurement strategy will be to leverage the regional oilseed crushers and rendered oil suppliers to procure ingredients competitively that meet stringent quality specifications.  Our primary feedstocks will be refined soy oil, crude degummed soy oil and rendered fats such as lard and beef tallow.

The most frequently used feedstock for biodiesel plants today is soy oil, which is extracted from soybeans at commercial crushing facilities.  Practically any other newly produced vegetable oil can be used for biodiesel, but soy oil is generally priced marginally lower than competing oils.  We will also have the capability to utilize liquid animal fats, which yield biodiesel with slightly different characteristics than vegetable oil based biodiesel.  These animal fats are rendered from a variety of liquid and solid materials, such as tallow and waste products from slaughterhouses.  Recycled vegetable oils such as cooking oils from restaurants, often known as “yellow grease,” can also be used to produce biodiesel.  However, due to contaminants and particulate matter typically present in yellow grease, we do not intend to use yellow grease as a feedstock.  All of the foregoing types of feedstocks are available in the northern Illinois market.

We anticipate that our plant will need approximately 118,750 tons per year of mixed feedstocks to supply our production at our 30 mmgy design capacity.  We expect that soy oil will be the principal component of our feedstocks with animal fats supplying 30% of our feedstock requirements.  Commodity prices and other factors could significantly alter these expected percentages in the future.

Soy Oil

Soybeans are the second largest cultivated agricultural crop in Illinois by acreage, after corn, and we anticipate that soybean production and crushing in the region will continue into the future in large enough quantities to meet the demand for food and feed uses with supplies remaining available for reasonably expected biodiesel production.  Soybean production in Illinois in recent years has varied based on weather (principally heat and moisture) factors, crop rotation and the relative price of soybeans compared to other crops, principally corn.  The production of soy oil produced by Illinois crushing plants and the price of soy oil in Illinois has varied as a result.  Soybean and soy oil prices are also affected by supplies and prices in the U.S. and international markets.  The following figures are based on reports from the Illinois Agricultural Statistics Service and the Chicago Board of Trade.

ILLINOIS SOYBEAN AND SOY OIL PRODUCTION AND PRICING 2002-2006

	2002	2003	2004	2005	2006
Soybean acreage planted	10,600,000	10,300,000	9,950,000	9,500,000	10,100,000
Bushels of soybeans harvested	453,650,000	379,620,000	495,000,000	439,425,000	482,400,000
Soybean price per bushel (1)	$5.66	$7.51	$5.84	$5.76	$6.40
Soy oil price per pound (2)	$0.22	$0.30	$0.23	$0.23	NA

(1)    Annual average price.

(2)    Annual average price at Decatur, Illinois for marketing years beginning October 1 of year stated.

Source: U.S. Department of Agriculture

There are 9 soybean crushing facilities in the northern and central Illinois area, with 8 additional facilities in adjacent areas of Wisconsin and Iowa.  These plants have the capacity to crush an estimated 450 million bushels of soybeans per year and produce an estimated 380 million gallons of soy oil per year.  These plants each produce 5 to 85 million gallons of soy oil annually.  The principal crushing companies in the region are Cargill and ADM.  Because we do not intend to develop our own crushing facility, we will rely on soy oil produced principally in the Illinois and adjacent market areas, with access to a wider U.S. market depending on supplies and prices.

Although we presently have no agreements to purchase soy oil or other vegetable oils from companies with crushing facilities or commodity trading companies, we anticipate that we will be able to obtain supplies of oil in the regional market.  The price at which we will purchase soy oil and any other new vegetable oil will depend on prevailing market prices.  We may enter into supply agreements with crushers or commodity traders or utilize hedging arrangements to protect our supplies and feedstock costs.  However, it will always be possible that a shortage of soy and other vegetable oils could develop, particularly in the event of a drought or other production problems, dedication of acreage to other uses and competition from other biodiesel plants entering the market.  Thus, there can be no assurance that we will be able to obtain adequate supplies of vegetable oils on acceptable terms.

The price range of crude soy oil in the area typically ranges from even with soy oil futures to $.01 per pound over soy oil futures.  Refined, bleached and deodorized (RBD) oil typically runs $.03 to $.05 per pound premium over crude soy oil.  We believe that all of the soybean processors will be willing to sell soy oil to us.  The challenge may come in the type of oil they will sell regularly.  Cargill and ADM have each expressed the wish to sell refined oil in order to keep their refining assets utilized.  If our plant is forced to purchase RBD oil instead of competitively priced crude soy oil, it would mean a $.01 to $.02 per pound oil premium over anticipated crude oil procurement cost.

Prices for soy oil in the Illinois market have typically been higher than soy oil prices in high soybean production states such as Iowa and Minnesota where much of the new biodiesel plant construction is taking place.  Higher soy oil prices in Illinois means that the cost to for us to produce biodiesel in our location could be approximately $0.0375 to $0.075 per gallon higher than other locations in states west and north of us where cash soybean and soy oil prices are lower.

Soy and other vegetable oil prices are also affected greatly by U.S. and global oil seed and oil commodity supply and demand and U.S. and global oil seed crop production, which can be volatile as a result of a number of factors such as weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The price of oil seeds and vegetable oils has fluctuated significantly in the past and can be expected to fluctuate significantly in the future.  Because the market price of biodiesel is not related to oil seed or oil prices, there is no assurance that we will be able to compensate for increases in the cost of our oil supplies through adjustments in prices charged for biodiesel.  Thus, our plant’s profitability may be negatively impacted during periods of high oil seed and vegetable oil prices.

Animal Fats

The use of animal fats in biodiesel provides the product with a higher degree of lubricity than vegetable oils.  This is a consequence of the chemical composition of the triglyceride found in animal fats.  Thus, designing our plant to be able to process animal fats as well as vegetable oils will give us a basis on which to provide a product which will function at optimum levels in a wider range of operating conditions than biodiesel based solely on vegetable oils.

Animal fats, including declining supplies of animal fat based cooking oils, have typically been sold to rendering companies by slaughterhouses and the restaurant and commercial cooking industries.  These rendering companies are the same as those which handle used vegetable oils.  Because of the variety of fats available in the market, there is a wide range of prices for different products.

There are four hog processing plants and four beef processing plants within a 150 mile radius of our plant site with an estimated production greater than 50 million gallons of oil per year.  Most, if not all, of those plants render their oil on site and sell the bulk either in their integrated production and processing system or sell to local feed mills.  Typically rendered oil, of the quality that would go into a biodiesel facility, would cost $.03 per pound to $.08 per pound under crude soybean oil.  There are also a very large number of renderers in the region (especially around Chicago) that have expressed an interest in further discussions.

Somewhat greater care in handling and use is necessary for animal fats due to the greater risk of spoilage, contamination and disease transmission.  Some very durable fats may not be usable in biodiesel plants.  Nevertheless, we believe that the benefit that animal fats can bring to our biodiesel product will make it an important feedstock source for us.  We have no agreements with any rendering companies, slaughterhouses or other sources for animal fats, but will consider such agreements in the future.

Risk Management

We have entered into a management and operational services agreement with REG which, among other responsibilities, provides for REG to manage the scheduling and purchase of feedstock supplies for our plant and to market the biodiesel and glycerin that we produce.  REG is required to assure the consistent scheduling of feedstock deliveries and schedule product sales and deliveries.  We expect that REG will utilize forward contracting and hedging strategies, including strategies utilizing futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf.  Much of our vegetable oil supplies may be acquired in this manner.  Alternatively, REG may facilitate the negotiation of longer-term supply agreements intended to lock in favorable quantities, quality and pricing of supplies for us.  Hedging is used to attempt to reduce the risk caused by price fluctuation.

Hedging is a means of protecting the price at which we buy feedstocks and the price at which we will sell our products in the future.  The effectiveness of hedging activities will depend on, among other things, the cost of feedstocks and our ability to sell enough biodiesel and glycerin to use all of the feedstocks subject to futures and option contracts that we purchase as part of our hedging strategy.  Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities themselves can result in costs because price movements in commodity contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur these costs and these costs may be significant.

Our largest expenditure, oil feedstocks, and our biggest revenue source, biodiesel, are in relatively volatile markets.  We realize that trading commodities can be a risky endeavor if not managed properly.  We acknowledge that as a biodiesel producer, we will be exposed to price risk as a by-product of our core business.  Thus, we expect REG to develop and employ a risk management plan for us.  There will be many opportunities to lock in the price of our inputs and outputs for a profit.  We believe that we must be prepared to act upon the opportunities when they are presented to us, and act to take advantage of them through forward or futures contracts.

We also believe that an integral component of an effective risk management program is to establish firm and measurable performance benchmarks.  Such a program will help assure that our internal competencies are well positioned to meet the challenges of the marketplace.

Transportation and Delivery

Our biodiesel plant will have facilities to receive oil and fat feedstocks by truck and rail and to load biodiesel and glycerin onto trucks and rail cars.  We expect to have storage capacity for at least ten days’ requirements of feedstocks.  We expect that most of our feedstocks will be obtained in the regional market and will arrive by tanker truck.  We anticipate that most of our biodiesel will be sold in the regional market, particularly in metropolitan Chicago.  Thus, our biodiesel is also likely to be shipped in tanker trucks.

Highway transportation is the most efficient and timely means of delivery from and to nearby markets.  Our Mill Race Industrial Park site is located within 2 miles of U.S. Highway 20 which, approximately 30 miles to the east, provides access to Interstate Highways 90 and 39.  Interstate 90 leads east to the Chicago market and north to Wisconsin.  Interstate 39 leads south and serves central Illinois.  Highway 20 also serves the area west of Freeport and eastern Iowa.  These major arteries connect with additional Interstate and U.S. highways which will allow our plant efficient highway access to any feedstock or product market.

Rail transportation is more cost effective than truck transportation to more distant markets.  The Mill Race Industrial Park is served by the main line of the Canadian National Railway Company and we expect to be able to extend a spur line to our site.  The Canadian National Railroad has one of the best operating ratios in the industry.  Since its acquisition of Illinois Central in 1999, the CN provides shippers with more options and greater reach in the rapidly expanding market for north-south trade and it is the only railroad that crosses the continent east-west and north-south, serving ports on the Atlantic, Pacific and Gulf coasts.  The CN’s north-south rail corridor intersects and provides access to all other east-west railroad lines.  The CN mainline is a 286,000 pound track with recent major improvements.  We have not entered into any written agreements with the CN, however based on conversations with the CN we believe that the CN will enter into a written agreement with us for track access to our site and provide us with 6-day per week service.

Utilities

The production of biodiesel is an energy intensive process that uses significant amounts of natural gas, electricity and water.  We expect to enter into negotiations, and to the extent practical, enter into agreements with various utility service providers before we begin construction of our plant.  If there is any interruption in our supply of energy or water for any reason, such as insufficient supply, delivery difficulties or mechanical problems, we may be required to halt production.  If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

Natural Gas

Our plant will require a significant and uninterrupted supply of natural gas for its operations.  Natural gas will be needed principally to fire our boiler which will provide steam for our biodiesel production process.  Natural gas will be a critical resource for us and will be a significant component of our cost structure.  Natural gas prices have risen significantly in the past and can be expected to continue to rise in the foreseeable future.

We expect that our natural gas needs will be supplied by Nicor, one of the largest natural gas distributors in the United States.  Nicor has 6-inch, 8-inch and 16-inch pipelines within one-half mile of our Mill Race Industrial Park site.  We will need to construct a new feeder pipeline from the Nicor pipeline to our site.  Thus, if we locate our plant at that site, we would expect our capital expense for this purpose to be minimal.  We do not yet have an agreement with Nicor to provide us the natural gas that we need.

The cost of natural gas has been increasing, as shown on the accompanying graph.  Natural gas prices have exhibited considerable volatility within calendar years, and from season to season, but generally show no sign of declining in the near-term.

Electricity

The plant will also require a continuous supply of electricity.  We currently have no agreement with any service provider for the electrical services that we need.  The price of electricity, like any commodity, could fluctuate and increase significantly as it has in the past.  Based on engineering specifications, we anticipate the proposed plant will require approximately six million kilowatts of electricity annually.

Electricity to our Stephenson County site is available through Commonwealth Edison (“ComEd”) transmission lines.  To service our plant, we expect that we will need to construct a one-half mile high voltage line and an on-site substation to access the nearest transmission line.  The electricity would be purchased in the national electric energy market.  We believe that the price at which we will be able to purchase electric services will be competitive with other high-use commercial rates.

Water

We will require a significant supply of fresh water to maintain consistent operations of our plant.  Engineering specifications show our plant maximum water requirements to be approximately 100 gallons per minute.  That is approximately 144,000 gallons per day.  Stephenson County has advised us that it intends to drill a well or wells to supply fresh water to the Mill Run Industrial Park.  However, we do not have a firm agreement with the county for our water supply and the county will be required to obtain a license to drill any well and to comply with applicable environmental regulations before any water from that source will be available to us.  In the event water would not be available from Stephenson County, we may be able to obtain our water supplies from the City of Freeport via mains which could be constructed to serve the Mill Run Industrial Park.  We have no understanding with the City of Freeport with respect to water supplies.

Our boiler and cooling tower are major areas of production that require fresh water.  Creation of boiler makeup water generates a waste stream, as the contaminants from the raw water, such as dissolved minerals like calcium and magnesium, are removed via this waste stream.  Making steam without first removing the solids would foul the boiler and cause it to fail.  The makeup water requirements for the cooling tower are primarily a result of evaporation, just like the boiler, but nearer to ambient temperatures.  As with the boiler, operating the cooling water system without treatment will cause it and the cooling heat exchangers through which the cooling water is circulated to foul.  The quantity of the water used and wastewater discharged is dependent upon the quality of the raw water.  Our water source will need to be evaluated to determine what treatment processing and equipment we will require.  The water used in our plant process would be recycled to the extent feasible.

Wastewater and Stormwater Treatment and Disposal

Stephenson County has advised us that it intends to construct a centralized wastewater pretreatment facility to serve Mill Race Industrial Park.  Wastewater from our plant would be treated at this facility and then pumped to the City of Freeport’s wastewater treatment plant.  Specific details and cost information relating to this facility and the treatment process have not been finalized.

The County also intends to construct a stormwater detention facility to serve the industrial park.

Environmental and Other Regulatory Matters

Under laws and regulations administered by the United States Environmental Protection Agency (“EPA”) and Illinois EPA (“IEPA”), before we begin construction we will be required to perform certain studies, satisfy regulatory standards and obtain various environmental, construction and operating permits, as discussed below.  Even if we receive all IEPA environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than the IEPA’s environmental administrators.  IEPA and EPA rules and regulations are subject to change, and any changes may result in greater regulatory burdens for us.

We anticipate that REG, as our design-build contractor, will be responsible for the construction permits and registrations and we will be required to obtain the necessary air, water and operating permits.  If permitting delays occur, construction of our plant may be delayed.  If we are unable to obtain necessary permits or to comply with the requirements of such permits or any environmental regulations, we may not be able to construct or operate our proposed plant and our project may be delayed, relocated or terminated.

The following is a list of the principal federal and state actions and permits that are or may be required depending on the location of our plant site:

Federal Permits

Clean Air Act Requirements

•                  Prevention of Significant Deterioration (PSD) and New Source Construction Permits

•                  Applicable Federal New Source Performance Standards (NSPS)

•                  Applicable National Emission Standards for Hazardous Air Pollutants (NESHAPS)

•                  Title V Operating Permit of the Clean Air Act Amendments of 1990

•                  Risk Management Plan

Clean Water Act Requirements

•                  OSHA 1910 Process Safety Management (PSM) Plan Clean Water Act Requirements

•                  Illinois/National Pollutant Discharge Elimination System Permits (includes utility water discharge, storm water pollution prevention during construction and storm water pollution prevention during operation)

•                  Oil Pollution Prevention and Spill Control Countermeasure Plan

Comprehensive Environmental Response Compensation and Liability Act & Emergency Planning and Community Right to Know Act (CERCLA/EPCRA) Requirements

•                  Tier II Forms – listing of potentially hazardous chemicals stored on-site

•                  EPCRA Section 313 and 304 and CERCLA Section 103.  These reports track use and release of regulated substances above threshold and/or designated quantities annually.

State/Local Permits and Licenses

•                  Air quality permits;

•                  Storage tank permits;

•                  Water quality permits;

•                  State motor fuels permits and licenses;

•                  State department of transportation (highway access permit; possible easement rights);

•                  State boiler license;

•                  State blender license;

•                  Water appropriation permits;

•                  Other water and wetland considerations;

•                  Local Zoning/Building Permits; and

•                  Local Fire Department Hazardous Materials Notification.

Regulatory Permits

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits, which include an air construction permit, Notice of Intent and National Pollution Discharge Elimination System (NPDES) permit and preparation of a stormwater pollution prevention plan.  Stormwater Industrial water permit, hydrostatic test water discharge permit, spill prevention control and countermeasure plan, above ground storage tank permit, risk management plan, endangered species, archaeological and cultural/historical review, and alcohol, tobacco tax and trade bureau permit in order to construct and operate the plant.  In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits.  We have engaged REG to coordinate and assist us with obtaining the air permit, and to advise us on general environmental compliance.  REG is expected to be responsible for all necessary construction permits.

Of the permits described below, we must obtain the Air Emission Source Construction Permit and the Construction Storm Water Discharge Permit, applicable zoning and building permits and approvals, endangered species, archaeological and historical review prior to starting construction.  The remaining permits will be required before or shortly after we can begin to operate the plant.  If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all.  In addition to the state requirements, the EPA has oversight authority and could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process.  The State of Illinois and the IEPA could also modify the requirements for obtaining a permit.  This would likely have a material adverse impact on our operations, cash flows and financial performance.

Even if we receive all required permits from the State of Illinois, we may also be subject to regulations on emissions from the EPA for which the state of Illinois has been delegated enforcement authority.  In the event that the EPA is unsatisfied with enforcement of air emission rules and regulations, it has the authority to overfile and directly enforce the federal rules delegated to the state of Illinois.  Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the proposed plant.  Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively.  Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.

We have started the process to obtain the required air quality permit and believe this process will be completed sometime in early December 2006.  The required permits to commence earth work have already been obtained by the Mill Race Industrial Park.  It is our belief that we will have all permits required to commence construction by the end of the first quarter of 2007.

Air Pollution Standards and Permits

There are a number of standards that may affect the construction and operation of the plant.  Title V of the Clean Air Act, the EPA’s New Source Performance Standards that apply to the plant’s boilers, and the EPA’s Prevention of Significant Deterioration (“PSD”) regulations create stringent and complex requirements for obtaining the necessary construction permits.

We believe that we will be required to obtain a permit for our plant as a minor source of regulated air pollutants, in which case the plant will not be subject to PSD requirements under the Clean Air Act.  However, there is the risk that the EPA will consider us to be a major source of air emissions, making the plant subject to PSD requirements, which are more stringent and cumbersome that those for minor sources of air emissions.  If the EPA considers the plant to be a major source of air emissions, we may be required to invest or spend considerable resources to comply with the PSD requirements.

We believe that all other pollutants will be emitted at minor source levels.  The air permit will have terms and conditions that include strict emission limits that must be maintained and monitoring and recordkeeping requirements that must be provided or made available to environmental officials.  Any failure to comply with these requirements can result in a notice of violation and penalties which can include fines and even a requirement to cease plant operations until the violation is remedied.

Prevention of Significant Deterioration (PSD)

In addition to other permitting requirements, if the plant is considered to be a major source of air emissions, the plant must demonstrate as part of its permit application that the emissions it will add to the environment will not rise to levels that cause the air quality in the area to deteriorate by more than the amounts prescribed by law.  This may be demonstrated by using approved atmospheric dispersion models that simulate the transport and fate of the pollutants coming from the plant.  If the emissions cannot be demonstrated to be within the PSD limits, changes must be made to reduce the predicted levels or a permit to construct the facility will not be issued.

National Pollution Discharge Elimination System Permit (Individual NPDES Permit)

We will use water to cool our closed circuit systems in the proposed plant.  Although the water in the cooling system will be re-circulated to decrease plant water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower.  In addition, there will be occasional blowdown water that will have to be discharged.  Depending upon the water quality, up to 55,000 gallons of water per day will be discharged.  This figure could increase to as much as 300,000 gallons of water per day depending upon the quality of the water available at the site.  We expect to apply for a National Pollutant Discharge Elimination System (NPDES) permit from the State of Illinois.  Although we expect to receive the permit, we cannot assure that it will be granted.  If this permit is not granted, then our plant may not be allowed to operate.

REG has been engaged to assist us with obtaining the necessary water discharge permits.  REG’s services will include preparation of preliminary evaluations of our waste water discharge system, field investigations, follow-up waste management options screening and assistance with permit applications as well as other on-call services.

Water Permit

We expect to obtain our water needs from Stephenson County which has announced an intention to drill a water well or wells to supply the Mill Race Industrial Park.  In order to drill wells, the county will need to obtain a permit from the Illinois Department of Public Health.  The permit process will establish a monitoring mechanism for water usage in the area.

Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)

Before we can begin construction of our proposed biodiesel plant, we must obtain a construction storm water discharge permit from the IEPA (“General Permit No. 2”).  This permit application must be filed 90 days before construction begins.  In connection with this permit, we must have a Stormwater Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution.  The plan must be submitted to but does not need to be approved by the IEPA.  We anticipate, but there can be no assurance, that we will be able to obtain a General Permit No. 2 storm water discharge permit.  We must also either file a separate application for a General Permit No. 1 storm water discharge permit or add the information to our individual NPDES permit application should we also file an individual NPDES permit application for process water discharge.  The application for the General Permit No. 1 must be filed 24 hours prior to the start of operations.  We anticipate, but there can be no assurance, that we will be able to obtain a General Permit No. 1 storm water discharge permit.

Spill Prevention, Control and Countermeasure Plan

Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure (“SPCC”) plan.  This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer.  The SPCC must be reviewed and updated every three years.

Environmental Risk Management Plan

Under the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan.  We must establish a plan to prevent spills or leaks of any regulated substance and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the regulated substance into the surrounding area.  We will need to conduct a hazardous assessment and prepare models to assess the impact of any release of a regulated substance into the surrounding area.  The program will be presented at one or more public meetings.  These requirements are similar to the Risk Management Plan requirements.  The Risk Management Plan should be filed before operations begin.  REG will provide assistance with our Risk Management Plan as part of REG’s services under its management and operational services agreement with us.

Endangered Species

We will be subject to the state and federal threatened and endangered species requirements and will consult with both state and federal agencies to determine whether the project will impact any state or federal threatened and endangered species.  The state requirement comes from the Illinois Endangered Species Act and is implemented by the Illinois Department of Natural Resources through their “Consultation Procedures for Assessing Impacts of Agency Actions on Endangered and Threatened Species and Natural Areas.”  The federal requirement is derived from the Endangered Species Act and is implemented by regulations and policies of the U.S. Fish and Wildlife Service.

The purpose of consulting with the state and federal agencies is to ensure the protection of threatened and endangered species.  We expect to be able to fully comply with the threatened and endangered requirements without substantially altering the scope and operating characteristics of our plant.  While we will work to fulfill the threatened and endangered species requirements in a manner that will not delay the project or significantly change its scope, it is possible that circumstances, unforeseen at this time, could cause delay in construction or modifications to the project plans, including the plant’s location.

Nuisance

Biodiesel production has been known to produce an odor to which surrounding residents could object.  Our plant may also increase dust in the area due to operations and the transportation of feedstocks to the plant and products from the plant.  These activities may subject us to nuisance, trespass or similar claims by employees, property owners or residents in the vicinity of the plant.  However, any claims or increased costs to address complaints may have a material adverse effect on us and on our operations, cash flow and financial performance.

Costs of Environmental Compliance

Compliance with federal and state environmental laws and regulations, including permit application procedures, will result in significant costs to us.

The two regulations with the biggest impact are the Clean Air Act and the Clean Water Act.  We will spend approximately $2,000,000 to design, construct and implement a nitrogen blanket system to prevent any hazardous material (largely methanol) from escaping into the atmosphere and then venting any excess gases to a flare to be burned to destroy any potential emissions.

We will closely monitor all wastewater to assure that no contaminated water reaches any fresh water supplies.  We intend to discharge our wastewater into the city of Freeport’s wastewater system and have budgeted $1,000,000 to comply with the city’s regulations.

We will also apply for and closely follow the Illinois storm water runoff requirement during and after construction of our plant to minimize any surface water runoff that could potentially contaminate state waters.  The cost to install surface water control devices is estimated at $500,000.

The cost of complying with these regulations is included in our plant construction estimate from REG or has been added to our proposed budget by us.

Employees

Prior to completion of the plant construction and commencement of operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of our company.  In addition, we intend to obtain the services of approximately 28 additional full-time employees through REG.  We expect that two of these employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect to fill the general manager position by the beginning of construction.  We do not presently offer an employee benefits package and expect that any benefits for personnel provided by REG will be made available through REG plans.

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Our Financial Plan

Even if we raise a substantial amount of equity, if we do not secure the debt financing necessary to construct and operate our plant, we would very likely be unable to proceed with our project and may be required to modify our financial plan substantially or to liquidate.

In addition to the $20,000,000 to $35,000,000 in equity capital that we hope to raise, we will require $20,000,000 to $32,500,000 in senior debt financing and may require up to an estimated $2,500,000 in subordinated debt financing to construct and commence operations of our proposed plant.  We may also need to obtain additional debt financing to operate our plant following construction.  Although we presently have one commitment from a financial institution for debt financing, there is no assurance that we will obtain financing from that source or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders.   We will not release subscriptions in our equity offering from escrow until we receive written debt financing commitments in an amount which, together with our offering proceeds, would equal the $58,400,000 that, together with the proceeds of our seed equity financing and grants and other resources, we believe would be sufficient for us to construct and commence operations of our plant.  If we are unable to obtain commitments for debt financing in a sufficient total amount and on acceptable terms, we will likely be forced to abandon our project and return subscriptions received in our equity offering.

Although our receipt of debt financing commitments is a condition to the release of subscriptions from escrow in our equity offering, the lender or lenders will not be fully bound by the commitments.  A commitment letter is a conditional agreement to lend, typically subject to several terms and conditions and to the negotiation, execution and delivery of a loan agreement and other agreements and documents required by the lender.  The lender could decline to provide financing if the terms and conditions in the commitment letter are not satisfied.  Thus, subscriptions will very likely be released from escrow and we may begin spending the proceeds of our equity offering before there is complete assurance that loan commitments received by us will result in adequate or satisfactory debt financing for our project.

If for any reason expected debt financing fails or becomes unavailable after subscriptions have been released from escrow, we may be unable to construct the plant, we may need to seek alternative lenders or invite other equity investors to participate in our project on terms unfavorable to us and our existing Unit holders, our ownership of the project or the interest of our Unit holders in us could be substantially diluted, any distributions made by us could be greatly reduced, we may be forced to sell our entire interest in the project at a price which reflects a minimal asset value and the value of our Units would very likely decline significantly or be lost entirely.

The terms of any debt or supplemental equity financing may require us to issue warrants to the lender or investor.  If we issue warrants to purchase additional Units, an investment in our Units would be diluted and the value of our Units could be reduced, particularly if the purchase price for Units in the warrants is lower than the price for Units paid by our Unit holders.

Our debt financing agreements will contain restrictive covenants that will limit distributions and impose restrictions on our use of working capital, and these restrictions could hinder our operations and reduce the value of our Units.

Under the terms of any debt financing agreements signed by us, lenders may require that we spend the proceeds we raise in our equity offering before they release any loan proceeds to us.  Thus, the invested funds of our Unit holders will very likely be at risk prior to funds from debt financing sources.  In addition, the terms of our debt financing agreements will contain financial, maintenance, organizational, operational and other restrictive covenants.  These covenants may make it more difficult for us to operate because they will have significant impacts on our operations, such as:

•                  Reducing funds available for operations and distributions because a substantial portion of our cash flow must be used to service the debt;

•                  Limiting our ability to obtain additional debt financing, enter into lease financing arrangements or place liens on our assets;

•                  Making us vulnerable to increases in prevailing interest rates;

•                  Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•                  Limiting our ability to make capital expenditures or investments in excess of prescribed amounts;

•                  Subjecting all or substantially all of our assets to liens, with the result that there may be virtually no assets left for Unit holders in the event of a liquidation;

•                  Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business;

•                  Limiting our ability to make distributions to our Unit holders, even for the purpose of covering tax liabilities, or to redeem or repurchase Units; and

•                  Restricting our freedom to merge or consolidate with or to sell our assets to another company or entity.

If we are unable to service our debt, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital.  In addition, if we default on the debt, we may be forced to liquidate or the lender may foreclose on the debt and sell our plant and other assets for an amount less than the outstanding debt.  If that occurs, our Units could be worth little or nothing.

Significant increases in the cost of the plant may require us to obtain additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.

Certain events and conditions, including among others, delays, change orders we may submit and site conditions that may differ from what we expect, could lead to significant increases in our plant costs.  Delays and changes are not uncommon in major construction projects.  We may change the location of the plant if we do not move forward with our primary proposed site, if we find another site that better suits our needs, or if we cannot obtain necessary permits and approvals or utilities and other services, or cannot obtain them at a reasonable cost.  Changing the location of the plant from our primary site may increase the cost of the plant and delay construction and start-up operations of the plant.  Increases in the cost of the plant will require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.

Risks Related to us as a Development-Stage Company

We are a recently formed company, have no operating history or experience operating a biodiesel plant and may have difficulties successfully completing and operating the plant.

We are a recently organized company with no operating history and limited resources.  We are subject to all of the risks typically encountered by development stage companies.  Our lack of an operating history and inexperience may make it difficult for us to successfully develop, complete and operate our biodiesel plant.  If we do not manage the development, construction and start-up of our plant successfully, our ability to generate operating income, meet our debt obligations and make distributions on our Units could be adversely affected and the value of our Units could be reduced significantly.

Our managers and officers have very limited experience in the biodiesel industry and in managing a public company, which increases the risk that we will be unable to manage our development and operate successfully.

We are highly dependent on our managers and officers to develop and operate our plant and manage our business.  Our managers and officers have substantial business experience but have little or no experience in raising large amounts of equity and debt capital, building and operating a biodiesel plant, or managing a public company.  Our managers and officers have very little or no experience in the biodiesel industry.  Our managers and officers have other business commitments that will continue to require most of their time and attention.  Although we expect to hire additional personnel and enter into agreements with contractors and consultants to assist us in constructing our plant and with respect to all aspects of our operations, there is no assurance that we will be able to hire employees or sign agreements satisfactory to us.  If our managers and officers are unable or find it difficult to manage our development and operations successfully, our potential to succeed as a business and the value of our Units will be adversely affected.

We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must establish and maintain relationships with several providers for contracting, consulting and other services.  REG, with which we have a pre-construction services agreement and expect to have a design-build agreement to construct our plant, is and will continue to be an essential provider during our construction, development and start-up phase.  Other consultants, such as REG, will provide services relating to securing transportation and utility services, ensuring environmental compliance and obtaining required permits, contracting for feedstock supplies and, eventually, marketing our biodiesel and glycerin.  If we should lose our relationship with any of these key providers, particularly REG, or if any of these providers should fail to perform, we would be forced to locate and retain alternative providers.  As a consequence, due to the critical nature of these services, our commencement of operations could be very seriously delayed, our start-up expenses could be significantly increased and our business could be greatly harmed, even to the point of failure of our company.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop and construct our plant and commence operations.  In some cases, the parties with whom we would need to establish a relationship have yet to be identified.  Examples include agreements with debt financing sources, a definitive design-build contract with REG to construct our plant, agreements to supply us with access to transportation facilities, agreements to supply us with feedstocks and natural gas, contracts with other utilities, contracts to sell our production and agreements with numerous consultants.  Our expectations regarding the likely terms of these agreements and relationships, as discussed in this report, could vary greatly from the terms of any agreement or relationship that may eventually be executed or established.  If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, our plant and commencement of operations could be delayed, our expenses could be increased, our profitability and the likelihood of distributions to our Unit holders could be adversely affected and the value of an investment in our Units could decline or vanish.

We have incurred losses since we were organized and may never operate profitably.

During the period from April 28, 2005, when we were organized as a Delaware limited liability company, to December 31, 2006, we incurred a loss from operations of approximately $282,612.  We will continue to incur significant losses until we commence operations of our plant and begin to sell our production.  If we are unable to commence operations, we will never generate a profit.  Even if we commence operations and sell our production, expenses, competition and other factors may make it impossible for us to operate profitably.  In that case, the value of an investment in our Units would likely be quite small.

Risks Related to Construction of our Biodiesel Plant

Although we are relying on REG to design and build our plant, we currently have no binding construction agreement with REG and if we are unable to finalize an agreement with REG or if REG fails to complete our plant to operate at design capacity, we could be forced to terminate and liquidate our business.

We are relying on REG, utilizing technology developed by REG and Crown Iron Works, to design and build our plant and to train our personnel to operate the plant.  Thus, we will be highly dependent upon REG.  We have entered into a pre-construction services agreement with REG for design and engineering services, but we currently have no definitive construction agreement with REG.  We must negotiate and enter into a definitive design-build agreement with REG which will set forth the final design and detailed construction services to be provided by REG, and other terms of our relationship with REG.  Under that agreement, REG would serve as our general contractor.  There is, however, no assurance that we can successfully negotiate and execute a binding agreement with REG.  If we are not able to execute a design-build contract with REG, or if REG terminates its relationship with us, there is no assurance that we would be able to obtain a replacement general contractor.  In that case, we could be forced to terminate our project and liquidate our company.

We are aware that REG has executed letters of intent or agreements to provide construction services for other biodiesel production facilities.  REG’s commitment to other biodiesel projects could delay the completion of our plant and our ability to commence operations.  Any delay in the construction of our plant or commencement of our operations would delay our ability to generate revenue, service our debt, compete effectively and make distributions to our Unit holders.

If the plant is built and does not operate to its design capacity, we would expect REG to correct the deficiency.  However, there can be no assurance that REG would be able to resolve any deficiency successfully.  A failure to resolve any deficiency could cause us to operate at reduced capacity or discontinue our production, either of which could have a very negative impact on our revenues and profitability and on the value of our Units.

The cost of construction for our biodiesel plant could increase and, if an increase occurs, our reserves may be depleted and the additional debt or equity capital that may be required could delay and diminish our profitability and decrease the value of our Units.

REG has provided us with a preliminary budget which contemplates construction of our biodiesel plant at an estimated cost of $50,600,000.  Our financial plan is based on this estimated cost, plus the cost of site acquisition and improvements, and start-up and development costs and reserves estimated of approximately $11,400,000, resulting in total estimated capital requirements of $62,000,000.  If the cost of the design-build contract or other costs increase due to economic factors, design modifications, construction delays or overruns, the total cost of our project and capital required could increase, perhaps significantly.  If that occurs, we would seek to provide the additional funds necessary from our budgeted construction contingency, from supplemental loans or from supplemental equity investments.  If funds from those sources are unavailable or inadequate to complete our plant, we could be forced to sell our project or go out of business.  In these events, our profitability and potential distributions could be delayed and decreased or eliminated and the value of our Units could be reduced, potentially to nothing.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to timely commence operations and service our debt.

Our construction timetable, which we believe to be reasonable, assumes the commencement of construction approximately two months after our required equity and debt financing and air permit are available to us and a construction period of approximately 12 months, resulting in the commencement of biodiesel production in the first quarter of 2008, or earlier if possible.  Our schedule depends upon several assumptions, including the effectiveness of agreements that remain to be negotiated and signed, including our design-build agreement with REG.  We could also incur delays in the construction of our plant if we need to change the site for our plant due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, defects in materials or workmanship or other causes.  In addition, the availability of financing, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards biodiesel or our plant could result in delays in our timetable for construction and commencement of operations.  Delays will hinder our ability to commence operations, generate revenue and service our debt.  If this occurs, we may have to seek permission to reschedule payment of our debt, and this could be expensive.  The value of our Units could be reduced significantly as a result.

Defects in the construction or performance of our plant could result in a reduction in our revenues and profitability and in the value of our Units.

We anticipate that the design-build contract that we expect to enter into with REG for construction of our biodiesel plant will contain warranties with respect to materials and workmanship and assurances that the plant will operate at design capacity.  However, defects in the construction or performance of the plant could occur and there is no assurance that REG could correct any problem that occurs.  If our plant does not perform at or above design specifications, we will find it difficult to compete in a competitive marketplace.  If defects delay the construction or hinder the operations of the plant, our operations, revenues, profitability and the value of our Units could be materially adversely affected.  If defects require a lengthy or permanent discontinuance of production, our Units could have very little or no value.

Acquisition of a plant site may be delayed for environmental or other reasons, resulting in delays or interruptions in site acquisition or plant construction and additional costs, which may delay our ability to generate revenues and reduce the value of our Units.

We have an option to purchase a site for our plant in the Mill Race Industrial Park, located two miles east of Freeport, in Stephenson County, Illinois.  This site appears to be suitable for the construction of our plant.  The option expires on June 30, 2007.  If we are unable to exercise or extend this option prior to our ability to release subscriptions in our equity offering from escrow, we may find it necessary to pay more than the currently agreed purchase price for the site or to locate an alternative site.  We have not identified or obtained options to purchase any other potential sites for our plant.  There is no assurance that after full investigation we will determine that the Mill Race Industrial Park site or any other potential site will be suitable for our plant or be acquired for that purpose.

Our board of managers reserves the right to change the location of the site for our plant, in its sole discretion, for any reason.  A new site may be located outside Stephenson County and could even be located outside the state of Illinois.  Although zoning has been completed and preliminary environmental reviews have been made at our Mill Race Industrial Park site, there is no assurance that zoning requirements, environmental conditions or archaeological artifacts at any site will not delay the construction of our plant.  The presence of a serious environmental problem or archaeological artifacts would very likely delay construction of our plant and could require us to locate a different site, either of which would result in substantially increased costs and delays.  Among other cost factors, REG may be entitled to an increase in its design-build cost if construction is delayed for unanticipated environmental reasons.  These delays and increased costs could require additional financial resources, would very likely delay our commencement of operations, reduce our profitability and substantially diminish the value of our Units and could force us to terminate our plans and liquidate at substantial cost to the value of our Units.

Our Unit holders will have no role in the selection of an alternative site for our plant in the event that we decide our Mill Race Industrial Park site is not the best location for our plant.

Our board of managers reserves the right to change the location of the site for our plant, in its sole discretion, for any reason.  Although the site that we have subject to option in the Mill Race Industrial Park appears to be suitable for the construction of our plant, site conditions, environmental issues, acquisition costs, anticipated construction difficulties, the availability of transportation facilities and utilities, and other reasons may cause our board of managers to change the site for our plant.  Any such change would likely need to be made quickly and our board of managers has the power under our Amended and Restated Limited Liability Company Agreement to change our plant site without the participation or consent of our members.  As a consequence, our Unit holders will have no role in the selection of an alternative site which could have a significant effect on our anticipated operations and financial results.

Any delay in or increased costs for rail access could delay the construction and operation of our plant, reducing our profitability and the value of our Units.

We may ship a substantial amount of our biodiesel by rail.  The Canadian National Railroad has rail service available near our Mill Race Industrial Park site.  However, we have not negotiated rail access from the railroad or the construction of the rail spurs which would be necessary to provide service to our plant.  We have budgeted $745,000 for rail access and construction costs.  Any delay in securing rail access or increased costs could adversely affect our construction timetable, commencement of operations and profitability, resulting in a decrease in the value of our Units.

We will require improved road access to our plant, which will depend on action by local authorities and may require significant expense for us.

The Mill Race Industrial Park site that we presently have subject to an option to purchase for our plant, and any other potential sites, will require improved road access, including relocation of existing roads and upgrading of capacity to weight limits required for our use.  Local authorities must approve any roadway changes that we need and are likely to require us to fund a substantial part or all of the cost of relocating and improving these roads.  This additional expense will increase our costs of construction and increase the capital required by us.

Risks Related to Our Operations and Market

Our business will not be diversified because we will be primarily dependent upon one product.  As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

We expect our business to solely consist of biodiesel and glycerin production and sales.  We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell biodiesel and glycerin, or if the markets for those products decline.  Our plant will not have the ability to produce any other products.  Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.  The value of our Units will be subject to this risk.

Our financial results will greatly depend on prices for our feedstock supplies and market prices for the biodiesel and glycerin that we produce, and the value of our Units will be impacted by changes in those prices.

The cost that we incur for our supplies of soy and other vegetable oils and rendered animal fats and the market prices for the biodiesel and glycerin that we produce and sell will have a major impact on our financial results and profitability.  Soy oil and other input feedstocks, which comprise a major portion of our operating expenses, do not have a direct price relationship to the price of biodiesel in the marketplace.  For an operating biodiesel plant, falling biodiesel prices, coupled with a rise in feedstock prices, can result in significant reductions in cash flow.  These prices will change based on available supplies, the supply and market prices for alternative products and many other market factors.  For instance, increased supplies of biodiesel may lead to lower prices for both biodiesel and glycerin, regardless of the price of feedstocks.  In addition, increased production of biodiesel could result in increased demand for soy oil and other feedstocks, resulting in higher operating costs and lower profits for us.  There can be no assurance as to the price of these commodities in the future, and any increase in feedstock prices or decrease in the price of biodiesel and glycerin would very likely result in less profitability for us and a reduction in the value of our Units.

Our operating costs could be higher than we expect, and this could reduce our income and any distributions we may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant operating cost increases could adversely affect us due to numerous factors, many of which are beyond our control.  These increases could arise for several reasons, such as:

•                  Higher prices for feedstocks of soy oil, animal fats and other biodiesel resources;

•                  Higher natural gas prices, due to rising energy prices in general or increased demands on available supplies of natural gas;

•                  Increased costs for electricity, water and other utilities;

•                  Higher transportation costs for required feedstocks and for our biodiesel and glycerin products due to rising fuel costs and greater demands on truck and rail transportation services; and

•                  Rising labor costs, particularly if any labor shortage should occur.

Operating the plant will also subject us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters.  We may have difficulty complying with these regulations and our compliance costs could increase significantly.  Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, little or no distributions to our Unit holders and substantially decreased value of our Units.

The market price of biodiesel has followed the price of petroleum fuels, such as diesel fuel, and decreases in the price of petroleum-based fuels would very likely decrease the price of biodiesel, resulting in reductions in our revenues, profits, distributions and Unit values.

Historically, biodiesel prices have generally paralleled movements in petroleum prices.  Petroleum prices in the international market have been difficult to forecast due to the impact of wars and other political factors, economic uncertainties, exchange rates and natural disasters.  Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum fuel prices.  Because biodiesel costs of production are relatively high compared to petroleum production and refining costs, a reduction in petroleum-based fuel prices can have a significantly adverse effect on biodiesel revenues and profits, which would reduce our distributions and the value of our Units.

The biodiesel and biofuels industry is very competitive.

Competition in the biodiesel industry is strong and growing more intense as more production facilities are built and the industry expands.  Our business will face competitive challenges from larger facilities that can produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed plant.  The biodiesel industry has been characterized by companies which established plants ranging from very low capacity to 30 mmgy in the localities of their ownership, feedstocks and markets.  In Illinois and adjacent areas of Wisconsin, Iowa and Indiana, there are several plants in operation, with 182 mmgy of capacity, and several more under construction, with 157 mmgy of estimated capacity.  All of these plants will compete with us for feedstocks and customers in our regional market.  We expect that additional biodiesel producers will enter the market if the regulatory environment remains favorable and the demand for biodiesel continues to increase.

The construction of plants by Archer Daniels Midland Company (“ADM”) and Cargill, Inc. (“Cargill”) will bring significant additional competitors into the biodiesel industry.  ADM and Cargill are major international agribusiness corporations with the financial, sourcing and marketing resources to become formidable competitors in the industry, without geographical, funding or feedstock restraints.  ADM has its headquarters and major ethanol and other operations in Decatur, Illinois and may consider placing a biodiesel plant in that location.  We must expect that ADM and Cargill, and perhaps other large corporations, will be significant competitors in the biodiesel industry in the future.  Nationally, the biodiesel industry generally is likely to become more competitive given the substantial initial construction and expansion that is occurring in the industry.  Competition for feedstocks and customers will have a direct impact on our profitability and value of our Units.

As more biodiesel plants are built, biodiesel production will increase and, if demand does not sufficiently increase, this could result in lower prices for biodiesel and glycerin, which will decrease the amount of revenue we may generate.

A significant number of biodiesel plants are currently being planned and built in the United States.  As a consequence, biodiesel production is expected to increase rapidly in the next two to three years.  That rate of increase may continue.  The demand for biodiesel is dependent upon numerous factors such as governmental regulations, governmental incentives, whether existing incentives for the production and use of biodiesel continues and the development of other technologies or products that may compete with biodiesel.  If the demand for biodiesel does not sufficiently increase, then increased biodiesel production may lead to lower biodiesel prices.  In addition, because biodiesel production produces glycerin as a co-product, increased biodiesel production will also lead to increased supplies of glycerin.  Demand for glycerin depends upon various factors, the most significant of which is oversupply.  A further increase in the supply of glycerin, without offsetting increases in demand, could continue the trend to lower prices in the glycerin market.  Decreases in the market price of biodiesel and glycerin will result in lower revenues for us, would decrease our profitability, could result in operating losses and would reduce the value of our Units.

Technological advances and changes in production methods in the biodiesel industry could render our plant obsolete and adversely affect our ability to compete and the value of our Units.

Technological advances could significantly decrease the cost of producing biodiesel.  If we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete.  We expect that technological advances in biodiesel production methods will continue to occur.  If improved technologies become available to our competitors, they may be able to produce biodiesel at a lower cost than our plant.  If that occurs, we may be required to acquire new technology and retrofit our plant so that we remain competitive.  There is no assurance that third-party licenses for any new technologies would be available on commercially reasonable terms or that any new technologies could be incorporated into our plant.  The costs of upgrading our technology and plant could be substantial.  If we are unable to obtain, implement or finance new technologies, our plant could be uncompetitive and our operating income, funds available for distribution and the value of our Units could be substantially reduced.

Research in the basic technologies of biodiesel production may result in even greater changes in the industry.  On January 31, 2006, President Bush announced the Advanced Energy Initiative, which will fund additional research in biodiesel technology.  New technologies may develop that would become viable means of biodiesel production in the future.  For example, development of nanotechnology processes to make the conversion of oils and fats into biodiesel faster and more efficient could significantly change the biodiesel production process.  Because we may be unable to incorporate these advances into our operations, our cost of producing biodiesel could be significantly higher than new competitors, which could make our plant obsolete and cause our Units to decrease in value or become worthless.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our profitability and the value of our Units.

Alternative fuels, including a variety of energy alternatives to biodiesel, are continually under development.  Petroleum based fuels and other energy sources that can compete with biodiesel in the marketplace are already in use and more acceptable alternatives may be developed in the future, which may decrease the demand for biodiesel or the type of biodiesel that we expect to produce.  Technological advances in engine and exhaust system design and performance could reduce the use of biofuels, which would reduce the demand for biodiesel.  Further advances in power generation technologies, based on cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed.  If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biodiesel could be significantly diminished or replaced, which could substantially reduce our revenues and profitability and the value of our Units.

Consumer perceptions of biodiesel and other fuels may have a negative impact on the acceptability of biodiesel in the market, reducing our revenues and the value of our Units.

There is a prevalent understanding that using biodiesel in cold weather can cause vehicle engines to operate less efficiently, become clogged with biodiesel residues and suffer damage.  Some expect that biodiesel, particularly if use is mandated, will result in higher fuel prices.  These and similar perceptions could negatively impact the acceptability and price of  biodiesel in the marketplace, reducing market volumes and prices, and resulting in greater competition, lower revenues for us and less value for our Units.

Because the glycerin market generally is characterized by oversupply, the price at which we may sell our glycerin in the market may be quite low and unrelated to the cost of production, with the result that revenues and earnings from our glycerin production could be minimal or could negatively affect our financial results.

Glycerin is produced as a co-product or by-product of several manufacturing processes and can be produced as a primary product.  Notwithstanding the number of uses for glycerin, the market for glycerin has been characterized by oversupply and low prices.  Expected increases in biodiesel production are likely to result in further downward pressure on the price of glycerin.  Decreases in the market price of glycerin will result in our generating less revenue from glycerin and the production of glycerin could become unprofitable, resulting in a reduction in our earnings and a negative impact on our distributions and Unit values.

Our feedstock prices will fluctuate and could increase significantly in the future, which will increase our operating costs and adversely affect our operating results.

We will require significant amounts of soy oil, other vegetable oils and rendered animal fats to produce biodiesel.  The availability and price of these feedstocks will significantly influence our financial performance.  The price of soy oil and other vegetable oils, as with most other crops, is affected by weather, disease, changes in government incentives, demand and other factors.  A significant reduction in the supply of soy oil and other vegetable oils because of weather or disease, or increases in the demand for vegetable oils because of increased biodiesel production or other factors, could result in higher vegetable oil prices.  The supplies and prices of rendered animal fats have also fluctuated greatly in the marketplace.  Because there is little correlation between the prices of these feedstocks and the price of biodiesel (which tends to track with petroleum prices), increases in feedstock prices generally produce lower profit margins for biodiesel producers.  The prices of vegetable oils and rendered animal fats have fluctuated significantly in the past and may fluctuate significantly in the future.  If feedstock prices increase, our production costs will increase and our profit margins will likely decrease because we may not be able to pass any of the increased costs on to our customers.

We will not have marketing agreements with our members to assure us a source for soy and other vegetable oils and feedstocks which would protect us from price fluctuations in our feedstock supplies.

Many producers of alternative energy products have grain delivery programs which require their members or stockholders to deliver specified quantities of feedstocks to the producer at established, formula or market prices.  These agreements may protect producers from supply and price fluctuations.  We do not expect to have any feedstock delivery agreements and will be required to acquire substantial quantities of soy and other vegetable oils and feedstocks in the marketplace based upon prevailing market prices.  If the supplies of oils and other feedstocks in the vicinity of our plant are not adequate, we may not be able to procure adequate supplies at reasonable prices.  This could result in a utilization of less than the full capacity of our plant, reduced revenues, higher operating costs, reduced income or losses, and a reduction in the value of our Units.

Hedging transactions could significantly increase our operating costs if we incorrectly estimate our oil and other feedstock requirements and are not able to utilize all of the feedstocks subject to our futures contracts.

We may attempt to minimize the effects of fluctuations in the price of soy and other vegetable oils and alternative feedstocks on our operations by taking hedging positions in the futures markets.  Hedging is a means of protecting the price at which we will buy feedstocks in the future.  In a hedging transaction, we will purchase futures contracts that lock in the amount and price of oil or other feedstock that we will purchase at a future date.  There is no assurance that our hedging activities will successfully reduce the risk caused by market price fluctuations.  Whether our hedging activities are successful will depend upon, among other things, the cost of each feedstock and our ability to sell sufficient amounts of biodiesel to utilize all of the feedstock subject to the futures contracts.  Although we will attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the feedstocks subject to our futures contracts.

Our operations will depend on the availability of natural gas at acceptable prices; any interruption in the supply of natural gas may force us to halt operations and may harm our business and the value of our Units.

We will require a consistent supply of natural gas to operate our plant.  Although we expect natural gas to be available to us at our Freeport, Illinois site, and our selection of any alternate site would depend on access to a natural gas pipeline, the supply and price of natural gas could subject our operations to risks.  The price of natural gas has increased significantly in the past and may continue to increase, both in real terms and in relation to other sources of energy.  As the demand for natural gas increases in the national and regional markets, interruptions in supplies, particularly for industrial use, may occur.  Natural gas supply agreements may provide for interruptible service or, at higher prices, priority service.  Any significant increase in the price of natural gas will result in lower profit margins for us if we are unable to pass the higher costs on to our customers.  Because natural gas will be the only thermal heating source for our plant, if there is any interruption in our natural gas supply, we would have to halt operations.  Interruptions of a frequent or ongoing nature could substantially harm our business and the value of our Units.  Alternative energy sources may not be available to us.  Even if an alternative energy source is available, costly engineering and design changes to our plant may be required to meet energy production, biodiesel processing and environmental requirements.  The costs and interruptions in our operations and cost of installing new energy systems would reduce our ability to operate profitably and cause our Units to lose value.

We will require electricity, water and other utilities for our operations; we do not have assured supplies of these resources and related costs will affect our profitability.

We will require a consistent supply of electricity and plentiful supplies of water for our operations.  We have not yet entered into any definitive agreements to obtain supplies of electricity, water and other resources.  We, or others for our benefit, have also not yet obtained required water usage and discharge permits.  The availability of these resources will be essential to our operations and the associated costs will impact our profitability.

If we are unable to obtain the services of third-party marketers, or we subsequently lose those services, we may not be able to sell the biodiesel and glycerin that we produce.

We do not intend to hire a sales staff to market our biodiesel and glycerin.  We expect to enter into agreements with third-party marketers to market and sell our biodiesel and glycerin.  The cost of utilizing independent marketers could place us at a competitive disadvantage.  We presently have no contracts with any marketers for the sale of our products.  If we are unable to secure the services of third-party marketers or if any of the marketers that we contract with breaches or terminates our agreement or is unable to provide any of the services contracted for, we may not have any readily available means to sell our biodiesel and glycerin.  Further, these third-party marketers will likely have relationships and agreements with other biodiesel producers.  It is possible that a marketer’s ability or willingness to market and sell our products could be impaired by agreements that the marketer has with other entities not related to us.  Consequently, we may not obtain the best possible prices for our products.  We will depend upon the financial health and performance of the marketers with whom we contract and our failure to sell all of our biodiesel and glycerin may result in less income from sales, reduced distributions to our Unit holders and reduction in the value of our Units.

Competition for qualified personnel in the biodiesel industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate our plant efficiently.

When construction of the proposed plant nears completion, we will need a significant number of employees to operate the plant.  Our success depends in part on our ability to attract and retain competent personnel.  We must hire or otherwise engage qualified managers, engineers and accounting, human resources, operations and other personnel.  Competition for employees in the biodiesel industry is intense.  If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of biodiesel we produce and market may decrease.

There is a possibility of a leak, fire or explosion at the plant, which would significantly increase our costs and decrease the value of our Units.

Because biodiesel is a combustible product, a leak, fire or explosion may occur at the plant which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of our operations.  If such an event occurs, we may incur significant additional costs including, among other things, clean-up, liability for damages or injuries, legal, and reconstruction expenses.  Any significant increase in our expenses will impact our profitability and decrease the value of our Units.

Risks Related to Regulation and Governmental Action

Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of an investment in our Units.

The biodiesel industry has been aided by federal tax incentives.  These incentives have supported a market for biodiesel that might disappear without the incentives.  The federal tax incentives were scheduled to expire December 31, 2006.  However, pursuant to legislation signed in August 2005, Congress has extended the incentives to December 31, 2008.  These tax incentives may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level.  The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell biodiesel.  If the government eliminates or sharply curtails these tax incentives, we believe that a decreased demand for biodiesel could result, which could result in the failure of less efficient or highly leveraged plants and the potential loss of some or all of an investment in our Units.

The reduction or termination of favorable environmental regulations that favor the use of biofuels in motor fuel blends would adversely affect the market for our biodiesel product and reduce the value of our Units.

The biofuels industry in the United States currently depends on the existence of federal environmental regulations which favor the use of blended fuels, including biodiesel.  The cost of production of biofuels, including biodiesel, has historically been higher than the cost of producing and refining petroleum based fuels.  Federal government incentives have the effect of mitigating the impact of higher biodiesel production costs.  Thus, the repeal or substantial modification of these environmental regulations could have a materially detrimental effect on the biodiesel industry and on our operations and financial results.

The unavailability or loss of state tax incentives in Illinois would increase our cost of production and reduce our operating results, decreasing funds that may be available for distribution and reducing the value of our Units.

Illinois tax incentives that may be available to our plant include investment tax credits, jobs tax credits, sales tax exemptions on construction materials, exemptions from taxes on utilities used and an exemption from taxes on interest on funds borrowed by us will depend on the site chosen for our plant and could be repealed in the future.  However, we do not consider state tax incentives essential to our budget or business plan and the availability or lack of tax incentives are not the most important considerations in our selection of a site.  The unavailability or loss of these incentives will directly adversely affect our operating results, distributions and Unit values.

The necessity to obtain permits prior to construction or operation of our plant and to comply with new and existing environmental laws and regulations could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation.

To construct the plant, we will need to obtain and comply with a number of permitting requirements.  We may have difficulties obtaining the permits we need.  As a condition of granting necessary permits, regulators could make additional demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital.  In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require.  Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction and operation of the plant.  If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of the plant.  This would significantly increase the cost of the plant.  We cannot assure you that we will be able to obtain and comply with all necessary permits to construct and operate the plant.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs.

We are subject to environmental regulations of the United States Environmental Protection Agency (“EPA”) and the Illinois Environment Protection Agency (“IEPA”).  Compliance with these regulations may require a significant investment of resources, including both financial resources and personnel time and expertise.  The EPA or the IEPA may seek to implement additional regulations or implement stricter interpretations of existing regulations.  The nature and scope of future legislation, regulations and programs cannot be predicted.  Recently, the EPA cautioned biodiesel producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations.  In a recent test of certain biodiesel plants, the EPA expressed concerns over the discovery of certain “volatile organic compounds,” some of which may be carcinogenic.  While our plant will use technology designed to limit the amount of emissions, there still may be risks that the environmental laws and regulations may change with respect to emissions by our plant.  Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs and may cause the loss of some or all of an investment in our Units.

Our plant could also be subject to environmental nuisance or related claims by employees, property owners or residents near the plant arising from air or water discharges.  Such environmental and public nuisance claims, or tort claims based on emissions, could also increase our operating costs.

We will be subject to Federal and State laws and regulations regarding occupational safety; these regulations will increase our operating costs.

Compliance with federal and state occupational laws and regulations, such as the federal Occupational Safety and Health Administration (“OSHA”) regulations, will increase our operating costs.  The most significant OSHA issue is process safety management, a 14 point analysis system to minimize releases of hazardous chemicals.  Other OSHA standards deal with the management of contractors, ongoing training procedures and an emergency action plan.  The possible adoption of stricter regulations and standards in this area could further increase our costs and adversely impact our operating results.

Risks Related to the Units

Our Units have no public market and no public market is expected to develop.

There is no established public trading market for our Units, and we do not expect one to develop in the foreseeable future.  To maintain our partnership tax status, we do not intend to list the Units on any stock exchange or automatic quotation system such as The NASDAQ Stock Market™.  As a result, our Units will not be readily marketable and our Unit holders may be required to hold their Units indefinitely.

There are significant restrictions on the transfer of our Units.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our Units develops, our Units are subject to significant restrictions on transfer and transfers are subject to approval by our board of managers.  All transfers of Units must comply with the transfer provisions of our Amended and Restated Limited Liability Company Agreement and a Unit transfer policy adopted by our board of managers.  Our board of managers will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws.  As a result, our Unit holders may not be able to complete transfers that they wish to make and may be required to assume the risks of an investment in us for an indefinite period of time.

There is no assurance that we will be able to make distributions to our Unit holders, which means that our Unit holders could receive little or no return on an investment in our Units.

Distributions of our net cash flow may be made at the sole discretion of our board of managers, subject to the provisions of the Delaware Limited Liability Company Act, our Amended and Restated Limited Liability Company Agreement and restrictions imposed by our creditors.  There is no assurance that we will generate any distributable cash from operations.  Although our intention is to make cash distributions sufficient to discharge our members’ anticipated tax liabilities arising from any taxable income generated, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion.  Consequently, our Unit holders may receive little or no return on an investment in our Units.

We may authorize and issue Units of new classes which could be superior to or adversely affect holders of our Class A Units.

Our board of managers has the power to authorize and issue Units of classes which have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights, different from or superior to those of the Class A Units.  These Units may be issued at a price and on terms determined by our board of managers.  The terms of the Units and the terms of issuance of the Units could have an adverse impact on the rights of our Unit holders and could dilute the financial interest of our Unit holders in us.

Our Units represent both financial and membership rights, and loss of status as a member would result in the loss of voting and other rights and would allow us to redeem the Units of the affected former member.

Holders of our Units will be entitled to certain financial rights, such as the right to any distributions, and to membership rights, such as the right to vote as a member.  If a Unit holder does not qualify as a member or if a member’s status as a member is terminated, the Unit holder or former member would lose certain rights, such as voting rights, and we could redeem the Units of the Unit holder or former member.  The minimum number of Class A Units required for membership is 12,500 Units.  In addition, a member may be terminated as a member if the member dies or ceases to exist, violates our Amended and Restated Limited Liability Company Agreement or takes actions contrary to our interests, and for other reasons.

Although our Amended and Restated Limited Liability Company Agreement does not define what actions might be contrary to our interests, and our board of managers has not adopted a policy on the subject, such actions might include providing confidential information about us to a competitor, taking a board or management position with a competitor or taking action which results in significant financial harm to us in the marketplace. Our board of managers does not presently intend to amend our Amended and Restated Limited Liability Company Agreement or adopt a further policy to clarify the policy as stated in the language contained in our Amended and Restated Limited Liability Company Agreement.

 If a member is terminated as a member (other than upon death, dissolution or a complete transfer), our board of managers will have the right, but not the obligation, to redeem the Units of the former member at 80% of the average sale price for Units, as determined by our board of managers, in the six months immediately prior to the board’s decision to redeem the former member’s Units.  We may exercise our right to redeem the Units of a former member at any time following termination.  Our Amended and Restated Limited Liability Company Agreement does not contain any provision for advance notification with respect to termination of membership or redemption or any formal procedure to address or oppose such termination or redemption with our board of managers.  A member who wished to contest termination or redemption would be required to demonstrate in a court proceeding that our board of managers had insufficient grounds to terminate the member or that the redemption was improper.

Our board of managers has the primary power and responsibility to govern and direct the management of our business and affairs.

Our members have the right to participate in the election of managers and have the power to propose and approve amendments to our Amended and Restated Limited Liability Company Agreement or to cause us to dissolve.  Without approval or consent by our members, our board of managers is authorized to issue additional Units of any authorized class, admit additional persons as members, add managers to our board of managers, adopt and amend a Unit transfer policy regulating the transfer of Units, and amend provisions of our Amended and Restated Limited Liability Company Agreement relating to allocations of profit and loss, distributions and tax matters.  As a consequence, our board of managers has the primary power and responsibility to govern and direct the management of our business and affairs.  Our members have no significant role in our governance or management beyond their right to participate in the election of managers and to vote on amendments to our Amended and Restated Limited Liability Company Agreement, to dissolve and on other matters that our board submits to the vote of our members.

Voting rights of members are not necessarily equal and are subject to certain limitations.

Members who are holders of Class A Units are entitled to one vote for each Class A Unit held.  Cumulative voting for managers is not allowed, which makes it substantially less likely that a minority of members could elect a member to the board of managers.  However, we may agree to give members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers.  If Units of any other class are issued in the future, holders of Units of that other class will have the voting rights that are established for that class by the board of managers without the approval of our members.  Members do not have dissenter’s rights.  This means that they will not have the right to dissent and seek payment for their Units in the event we merge, consolidate, exchange or otherwise dispose of all or substantially all of our property.  Holders of Units who are not members have no voting rights.  These provisions may limit the ability of members to change the governance and policies of our company.

The presence of members holding as little as 10% of our outstanding Units will constitute a quorum at meetings of our members, and a majority vote of the Units represented may generally take action on matters presented.

A quorum of members holding 10% or more of the outstanding Units represented in person, or 20% if the board of managers has authorized the use of mail ballots or proxies, is required at meetings of our members.  Unless a higher percentage is required by our Amended and Restated Limited Liability Company Agreement or Delaware law, members take action by a majority vote of the Units represented and entitled to vote.  This means that the holders of a small minority of outstanding Units could take an action which would not necessarily be in the best interests of all Unit holders.  The quorum requirement also means that we must secure the presence of members holding at least 10%, or 20% if mail ballots or proxies are authorized, of the outstanding Units in order to take actions which may be in the best interests of our company.

We will have substantial indebtedness and our Units will be subordinate to all of our debts and liabilities, which increases the risk that our Unit holders could lose their entire investment.

Our Units are equity interests which will be subordinate to all of our current and future indebtedness with respect to claims on our assets.  In any liquidation, all of our debts and liabilities must be paid before any payment is made to the holders of our Units.  We expect to incur substantial indebtedness to finance the construction of our plant and commencement of operations.  The amount of that financing, plus possible additional borrowings and operating liabilities, creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our Unit holders after payment of our debts.

We are not required to deliver annual reports or proxy statements to Unit holders, our managers, officers and significant Unit holders will not be required to file ownership reports, and in certain circumstances our obligation to file reports with the Securities and Exchange Commission could be terminated, all of which may limit the access of our Unit holders to information about us.

Except for our obligation to provide audited annual financial statements to our members upon request pursuant to our Amended and Restated Limited Liability Company Agreement, we are not required to deliver an annual report to our Unit holders.  We are also not required to furnish proxy statements to our Unit holders and our managers, officers and holders of 5% or more of our Units are not required to file information regarding their holdings with the SEC.  Although we are required to file publicly available reports containing annual and quarterly financial statements and other information about us with the SEC, this obligation will be suspended if we have fewer than 300 Unit holders.  These factors, particularly the possible suspension of our obligation to file reports with the SEC, may significantly limit access by our Unit holders to financial and other information regarding us and our operations.

Risks Related to Tax Issues

EACH UNIT HOLDER SHOULD CONSULT THE UNIT HOLDER’S OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL AND STATE TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY AND IMPACT ON THE UNIT HOLDER’S TAX REPORTING OBLIGATIONS AND LIABILITY.

Internal Revenue Service classification of us as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of an investment in us.

We are a Delaware limited liability company and expect to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the Units.  This means that we will pay no federal or state income tax and Unit holders will pay tax on their allocated shares of our net income.  Treasury regulations classify a limited liability company as a partnership for tax purposes unless the entity affirmatively elects to be taxed as a corporation or the entity is considered a publicly traded partnership because of the manner in which its units are transferred.  We will not elect to be taxed as a corporation and will endeavor to avoid classification as a publicly traded partnership.

However, if for any reason the IRS would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the Units.  If we were to be taxed as a corporation for any reason, distributions we make to Unit holders will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits.  If we pay taxes as a corporation, we will have less cash to distribute to our Unit holders.

Our Unit holders may not be able to fully deduct their share of our losses or interest expense.

It is likely that an interest in us will be treated as a “passive activity” for federal income tax purposes.  In the case of Unit holders who are individuals or personal services corporations, this means that a Unit holder’s share of any loss incurred by us will be deductible only against the holder’s income or gains from other passive activities, e.g., S corporations and partnerships that conduct a business in which the holder is not a material participant.  Some closely held C corporations have more favorable passive loss limitations.  Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  Upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

Interest paid on any borrowings incurred to purchase Units may not be deductible in whole or in part because the interest must be aggregated with other items of income and loss that the Unit holder has independently experienced from passive activities and subjected to limitations on passive activity losses.

The tax liability from a Unit holder’s share of our taxable income may exceed any cash distributions  received by the Unit holder, which means that the Unit holder may have to satisfy this tax liability using the Unit holder’s personal funds.

Because we expect to be treated as a partnership for federal income tax purposes, we do not expect to pay any federal tax, and all of our profits and losses will “pass through” to our Unit holders.  Our Unit holders must pay tax on the Unit holder’s allocated share of our taxable income every year.  Our Unit holders may not receive cash distributions from us sufficient to satisfy these tax liabilities.  This may occur because of various factors, including accounting methodology, lending covenants that restrict our ability to pay cash distributions, or if we decide to retain cash generated by the business to fund our activities or other obligations.  Accordingly, our Unit holders may be required to satisfy these tax liabilities out of their personal funds.

Our Unit holders may be subject to federal alternative minimum tax in the early years of our operations.

While we do not presently intend to adopt accelerated methods of depreciation, we may do so.  If we do so, we anticipate that in the early years of our operation taxable income for alternative minimum tax purposes will exceed regular taxable income passed through to the members.  Such excess alternative minimum taxable income passed through to our Unit holders may subject our Unit holders to the federal alternative minimum tax.  Our Unit holders are encouraged and expected to consult with their individual tax advisors to analyze and determine the effect on their individual tax situation of the alternative minimum taxable income that may be allocated to Unit holders in the early years of our operations.

Any audit of our tax returns resulting in adjustments could cause the Internal Revenue Service to audit the tax returns of our Unit holders, which could result in additional tax liability and expense to our Unit holders.

The IRS may audit our tax returns and may disagree with the tax positions we take on our returns.  The rules regarding partnership taxation are complex.  If challenged by the IRS, the courts may not sustain the position taken by us on our tax returns.  An audit of our tax returns could lead to separate audits of the tax returns of our Unit holders, especially if adjustments are required.  This could result in adjustments on the tax returns of our Unit holders and in additional tax liabilities, penalties, interest and expense to our Unit holders.

Risks Related to Conflicts of Interest

There are conflicts of interest in our business because we have relationships with and may enter into additional transactions with our officers, managers and affiliates, which could impair an interested officer’s or manager’s ability to act in our best interest.

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, managers, their affiliates and us, and the fact that we may from time to time enter into transactions with our officers, managers and their affiliates.  Conflicts of interest could cause our managers and officers to put their personal interests ahead of the best interests of our company and our Unit holders.

Conflicts of interest could result in transactions with related parties having terms less favorable to us than those that could have been obtained in an arm’s-length transaction.  Conflicts of interest could also result in related parties receiving more favorable treatment in the event of a dispute than an unaffiliated third party would receive.

Our managers and officers, and certain of their affiliates, are presently owners of Units.  They may purchase additional Units in the future, including in our current equity offering, and may acquire additional Units in connection with our compensation arrangements.  If our managers, officers and affiliates individually or collectively own a significant percentage of our Units, their voting power could increase the likelihood of conflicts of interest and reduce the ability of members to replace them as managers and officers.

Our Amended and Restated Limited Liability Company Agreement provides that a transaction involving a conflict of interest with a manager or a manager’s affiliates is not void or voidable if the facts of the conflict are disclosed and the transaction is approved by a two-thirds vote of disinterested managers.  We have not established any additional formal procedures to evaluate or resolve conflicts of interest.  Although we intend to examine all conflicts of interest that may arise from time to time, any conflicts of interest that occur could harm our business and reduce the value of our Units.

Our managers and officers have other business interests that may receive a greater share of their time and attention than they will devote to us.

Our managers and officers have other business interests and responsibilities that may be given priority over the time and attention that they are willing to devote to us.  Although they are committed to dedicate the time necessary to make us successful, they have significant responsibilities in their primary occupations, principally farming, and consequently have limited time to devote to us. This could result in errors of management and governance that could adversely affect our operations, financial results and the value of our Units.

Our consultants and contractors may have financial and other interests which conflict with our interests, and they may place their interests ahead of ours.

Entities and individuals who are engaged or may in the future be engaged by us as consultants and contractors will have financial interests which may conflict with our interests and the interests of our Unit holders.  Each of our consultants and contractors is likely to be a creditor of ours, which could affect their advice and commitment of time and resources to us.  In addition, it is possible that some of our consultants and contractors, or their affiliates, may invest in our current equity offering, in which case they may be in a position to influence our decisions and actions in favor of their own interests.

In particular, REG will have roles of major importance in the development, construction, commencement of operations and management of our plant and business.  REG’s recommendations and actions will be critical to our success and, if it places its own interests ahead of ours, we could be harmed as a result.  REG or its affiliates may have interests in other biodiesel plants, as owners, creditors and in other capacities.  REG may be involved in constructing or managing other plants in our geographic area in the future and may have substantial financial interests in those plants.  As a result, REG may have conflicts of interest as it allocates personnel, materials and other resources to our plant and others.  See “Certain Relationships and Related Party Transactions.”

Item 2. DESCRIPTION OF PROPERTY.

We presently expect that our plant will be built on a site in the Mill Race Industrial Park which is located two miles east of Freeport, in Stephenson County, Illinois.  The Mill Race Industrial Park is being developed by the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation, with the support of Stephenson County, to provide a stimulus to economic development in the Freeport, Illinois area.  The site is 23.14 acres in size, allowing for easy placement of the facility footprint and the needed rail and road additions.  This site can easily be served by road and rail transportation facilities and by sources of natural gas, water and other utilities.  We expect that infrastructure capital expenses to obtain access to utilities and rail service will cost approximately $1,150,000.  On the basis of our present site design, we will have approximately seven acres to expand our operations in future years, which would allow us to double our plant capacity including additional tank farm storage.  The Mill Race Industrial Park is located approximately 110 miles west of Chicago and the location will give us access to regional supplies of soy oil, other processed vegetable oils, animal fats and similar feedstocks and an accessible urban market for our biodiesel.

We have an option from the Freeport Area Economic Development Foundation to acquire the Mill Race Industrial Park site at a purchase price of $347,100.  The option was signed on June 20, 2006 and provides for option payments of $825 per month commencing August 1, 2006.  The original expiration date of the option was December 31, 2006.  On November 27, 2006 the option was extended to March 31, 2007.  On March 20, 2007 it was extended again and it presently expires on June 30, 2007.  The option does not contain any provisions for further extension.

Preliminary investigations indicate that the site appears to be suitable for construction of a biodiesel plant.  A phase I archaeological reconnaissance statement has been completed with a finding of no significant impact and the proposed land uses did not require preparation of an environmental impact statement.  The Illinois Historic Preservation Agency has determined that no significant historic, architectural or archaeological resources are located in the project area.  Both the Illinois Environmental Protection Agency and the Illinois Department of Natural Resources have reviewed the site documentation and have given their approval for the development to proceed.  Further investigations relating to environmental and archeological conditions are underway.  REG has indicated on a preliminary basis its approval of the site for purposes of its willingness to build our plant.  The site is presently zoned in the M-1 manufacturing classification required for our plant by the Stephenson County board.  Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary to build the plant.

Because the Mill Race Industrial Park is located in an Illinois Enterprise Zone, we may be able to secure tax exemptions from the state of Illinois for the construction and operations of our plant.  Illinois tax incentives that may be available to our plant include investment tax credits, jobs tax credits, sales tax exemptions on construction materials, exemptions from taxes on utilities used and an exemption from taxes on interest on funds borrowed by us will depend on the site chosen for our plant and could be repealed in the future.  However, we do not consider state tax incentives essential to our budget or business plan and the availability or lack of tax incentives are not the most important considerations in our selection of a site.

We have not identified any other possible sites which may be suitable for our plant and have no options on any other sites.  Accordingly, we presently believe and intend that our plant will be built on the Mill Race Industrial Park site.  However, if for any reason our Mill Race Industrial Park site would prove unsuitable for our plant or if our option on that site expires before we have our equity and debt financing available to acquire that site, we may find it necessary to pay more than the option purchase price for the site or to locate an alternative site.  There is no assurance that after full investigation we will determine that our Mill Race Industrial Park site or any other site that we may identify will be suitable for our plant or will be acquired for that purpose.  A new site could be located outside Stephenson County and could even be located outside the state of Illinois.  Our board of managers reserves the right to change the location of the site for our plant, in its sole discretion, for any reason.  A final determination regarding our plant site will be made after our investigations regarding the suitability of the Mill Race Industrial Park site and any other potential sites are complete.  Access to road and rail transportation facilities, availability of utilities, environmental considerations and regulatory permits required will impact significantly our site and construction decisions.  Our goal, working with consultants, will be to confirm the suitability of and obtain permits for the site or identify the best alternative site for our use so we will be in a position to acquire the site immediately upon successful completion of our equity and debt financing.

We may modify or change the location of the plant if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services, or cannot obtain them at a reasonable cost.  Changing the location of the plant from our proposed site may increase the cost of the plant and delay construction and start-up operation of the plant.  Certain events and conditions, including among others, delays, change orders we may submit and site conditions that differ from what we expect could lead to significant increases in our plant costs.  Delays and changes are not uncommon in major construction projects.  Increases in the cost of the plant will require us to procure additional debt financing, which may be difficult and expensive to obtain, or may not be available at all.

There can be no assurance that we will not encounter hazardous conditions at the plant site.  We are relying on REG to determine the adequacy of the site for construction of our biodiesel plant.  We may encounter hazardous conditions at the chosen site that may delay the construction of the plant.  We do not expect that REG will be responsible for any hazardous conditions encountered at the site.  Upon encountering a hazardous condition, REG may suspend work in the affected area.  If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction.  The presence of a hazardous condition will likely delay construction of the biodiesel plant and may require significant expenditure of our resources to correct the condition.  If we encounter any hazardous conditions during construction that require time or money to correct, it may have a material adverse effect on our operations, cash flows and financial performance.

We expect that substantially all of our tangible and intangible property will serve as collateral for the debt financing which we will incur to construct our plant.

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may be named as a defendant in legal proceedings related to various matters, including worker’s compensation claims, tort claims and contractual disputes.  In addition, the operation of the plant could give rise to litigation or administrative proceedings relating to nuisance, environmental matters and the like.  We are currently involved in no legal proceedings and are not aware of any claims that could result in the commencement of legal proceedings.  We intend to carry insurance that will provide protection against some types and amounts of claims that we might encounter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our Unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.

There is no public trading market for our Units.

As of December 31, 2006, we had 104 Unit holders of record.

We have not declared or paid any distributions on the Units.  We do not expect to generate earnings until after our plant commences operations, which is expected to occur approximately 12 months after we start construction.  We cannot predict the amount of cash, if any, that we may generate from operations.  Distributions are payable at times and in aggregate amounts determined by our board of managers in its sole discretion, subject to any loan covenants or restrictions imposed by senior and subordinated lenders.  Subject to the availability of cash, the board’s discretion and lenders’ limitations, we intend to make cash distributions of “net cash flow” sufficient to discharge our members’ anticipated combined federal, state and local income tax liabilities (based on the board’s estimate of anticipated federal and Illinois statutory rates) arising from allocations to them of taxable income by us.  Our board of managers may also declare further distributions from time to time.  However, in the exercise of its discretion, our board of managers may elect to retain cash to finance operations, retire debt, improve our plant or expand our business.  Consequently, we cannot provide any assurance that we will ever be able to make any cash distributions to our Unit holders or that we will not use available cash for other purposes.

Distributions to holders of Class A Units will be made in proportion to the Units that each Unit holder holds relative to the total number of Class A Units outstanding.  If Units of any other class are issued in the future, each Unit of that other class will have the distribution rights that are established for that class by the board of managers without member approval.  “Net cash flow” means the gross cash proceeds of our operations less the portion thereof used to pay or establish reserves for all of our expenses, debts, obligations and liabilities, including capital improvements, replacements and contingencies, as reasonably determined by our board of managers.  Net cash flow is not reduced by depreciation, amortization, cost recovery deductions or similar allowances, but is increased by any reductions of reserves previously established.  The definition of net cash flow may be amended by the affirmative vote of a majority of our board of managers, without a vote of our members.

On August 7, 2006 we filed a registration statement on Form SB-2 for the initial public offering of our Units (registration file no. 333-136353).  The registration statement was declared effective on December 15, 2006.  The offering commenced following filing of the definitive prospectus for the offering on December 22, 2006.  The offering is being made by our executive officers and managers and no underwriter has been retained for the offering.  Our executive officers and managers are not compensated for their activities in connection with the offering.

The offering is being made for a minimum of 10,000,000 Units and a maximum of 17,500,000 Units, to be sold at $2.00 per unit, resulting in a minimum offering of $20,000,000 and a maximum offering of $35,000,000.  All subscriptions received have been deposited in an escrow account and will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant.  If we have received $20,000,000 or more in offering proceeds by the closing of the offering, we will have until March 14, 2008 to satisfy the debt financing and permit conditions to release subscriptions from the escrow.  If we fail to satisfy the terms of the escrow or if we decide to terminate and abandon the offering at any time, we will promptly return the subscriptions to subscribers, with interest on the cash payments held in escrow.  We may require payment of the promissory notes at any time after we have received $20,000,000 or more in subscriptions.

The equity offering will close upon the earlier to occur of (1) our acceptance of subscriptions for Units for the maximum offering amount of $35,000,000; or (2) December 15, 2007.  We may also decide to close the offering any time after we have sold the $20,000,000 minimum offering amount if we determine that the offering proceeds, together with available debt financing, are sufficient to capitalize our project.  If we satisfy the conditions for the release of subscriptions from escrow and the escrow is closed, we may nevertheless elect to continue to offer any remaining Units up to the maximum number to be sold until the offering closes.  We reserve the right to modify or terminate the offering, to reject subscriptions for Units in whole or in part and to waive conditions to the purchase of Units.

As of March 30, 2007 we had received subscriptions for Units totaling approximately $19,600,000.

As of December 31, 2006 we had deferred offering costs relating to the offering of $432,435.  If the offering is successful, these costs will be netted against the offering proceeds in our financial statements.  All expenses were directly or indirectly incurred and paid to unrelated parties.  Executive officers and managers received reimbursement for some expenses incurred and paid to unrelated third parties by them.

Because the offering is continuing and we have not yet received any proceeds of the offering, none of such proceeds have been spent by us.

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  This may occur as a result of many factors, including those set forth in the section entitled “Risk Factors.”  The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We intend to construct and operate a 30 million gallon biodiesel production plant in Stephenson County, Illinois (the “plant”).  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to developing plans for our project, engaging service providers and related activities.

Early in 2005, a group of farmers and businessmen in the Stephenson County area committed to take advantage of opportunities to expand value added agriculture by turning to the biodiesel industry.  In February 2006 we received a Value Added Producer Grant from the US Department of Agriculture to assist in funding our project development efforts.  A feasibility study conducted by Ascendant Partners, Inc. of Greenwood Village, Colorado was delivered to our board of managers in March of 2006.  Upon evaluating the study, our board assessed current market conditions and thoroughly discussed the opportunity with West Central Cooperative (“WCC”) and Renewable Energy Group, LLC, the predecessors of Renewable Energy Group, Inc. (“REG”) of Ralston, Iowa, and with other companies and persons knowledgeable about the biodiesel industry.  As a result, our board decided to pursue construction of our plant at an approximate cost of $58,000,000.  A successful equity seed capital offering was completed on April 12, 2006 with $3,500,000 raised to continue our project development.

We have also taken the steps necessary to establish a construction slot and start preliminary engineering drawings by entering into a pre-construction services agreement with REG.  This agreement calls for REG to complete pre-construction services, including engineering such as process and instrumentation diagrams, piping isometric drawings, general arrangement drawings, architectural drawings, site civil drawings, initial site engineering, tank drawings, engineering for electrical drawings and engineering for mechanical drawings.  REG will also start the necessary permitting process and place orders for long lead time equipment.  The agreement also required us to pay REG $2,500,000 to start these essential services.  By raising sufficient seed capital we were able to make this payment to REG and avoid construction delays.

The plant will have a design capacity to produce 30 million gallons of biodiesel per year (“mmgy”).  In addition, we expect the plant will produce approximately 15,000 tons of glycerin each year.  The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

The plant will have the ability to utilize multiple feedstocks, all readily available in the immediate area.  The primary feedstock will be soybean oil with capabilities to utilize other vegetable oils and animal fats.  The primary product will be fuel grade biodiesel meeting American Society of Testing and Materials (“ASTM”) D6751 standards.

We will not generate revenue until we complete construction of our plant, which we are targeting for the second quarter of 2008, or earlier if possible.  We intend to use the proceeds of our current equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with the construction and operation of our plant.  We will also need a significant amount of debt financing in order to complete the plant.  We anticipate that our losses will continue until the plant has commenced operations.

Assuming we raise the equity we need to obtain debt financing, we intend to seek and close on our debt financing and obtain all necessary permits by May 2007.  We expect the time required to progress from groundbreaking to mechanical completion of the plant to be approximately 12 months.  We estimate the total capital required to construct the plant and commence operations to be approximately $62,000,000.  This includes approximately $50,600,000 to build the plant and approximately $11,400,000 for other capital expenditures, working capital and reserves.

Business Strategy

Our business strategy revolves around two main goals: utilization of low-cost feedstocks and production of a high quality biodiesel product.  We have also made two key assumptions regarding the future of the biodiesel industry: that biodiesel demand will continue to grow and that we can rely successfully on the market for our feedstock supplies.

Our assumption that biodiesel demand will continue to grow is based on our belief that legislation providing for subsidies to the biodiesel industry will continue.  This support will be critical for the foreseeable future.  The cost of production of biofuels, including biodiesel, has historically been higher than the cost of producing and refining petroleum based fuels.  Federal incentives have the effect of mitigating the impact of higher biodiesel production costs.  The elimination or reduction of tax incentives to the biodiesel industry, which are presently scheduled to expire on December 31, 2008, could reduce the market for biodiesel, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell biodiesel.  The biofuels industry also depends on federal environmental regulations which favor the use of blended fuels, including biodiesel.  The repeal or substantial modification of these environmental regulations could also have a very detrimental effect on the biodiesel industry and on our operations and financial results.

The assumption that we can rely on the market for feedstock supplies is based on the current abundance of available feedstocks in our region.  Because of the current abundance of soybean crush capacity in our area, the capital required to construct a crush facility and other barriers to entry, we believe that implementing our own captive feedstock supply is not an attractive alternative.  Similarly, the abundance of available feedstocks in the region has led us to conclude that it would be unnecessary to establish a captive relationship with any one or two suppliers.  This will allow us to consider both short and long-term supply arrangements as they present themselves.

In the event that reduced production or increased demand adversely affect feedstock supplies, prices are likely to increase.  As a consequence, our production costs will increase.  Because there is little correlation between feedstock prices and the price of biodiesel (which tends to track with petroleum prices), increases in feedstock prices generally produce lower profit margins for biodiesel producers.  In addition, if we are unable to acquire the quantities of feedstocks necessary to operate our plant, we might be required to curtail our operations.  That would have a very adverse effect on our profitability.

To reach our goal of using the lowest cost feedstocks, we will incorporate feedstock pretreatment capabilities in our facility.  This will allow us to process both crude vegetable oils and animal fats.  We believe that the approximate $12,410,000 capital cost for the pretreatment equipment and infrastructure will be offset by the value of being able to use virtually any feedstock.  We estimate that a $.01 per pound cost savings in oil feedstock will result in over $2,000,000 annual savings on our soy oil costs.  If we use animal fat for approximately 30% of our feedstock, we estimate that we could realize over $3,200,000 in annual savings.

Our goal to provide high quality biodiesel has led us to enter into a management and operational services agreement with WCC.  In a consent to assignment dated October 26, 2006, REG assumed full responsibility for WCC’s obligations under the management and operational services agreement.  The services under this agreement will include overall management of the plant, placement of a general manager and an operations manager at the plant, acquisition of feedstocks and chemicals necessary for the operation of the facility, and performance of administrative, sales and marketing functions for us.  The cost of this management contract will be $.0625 per gallon of biodiesel produced, plus an incentive bonus equal to 6% of our net income.  We believe that this cost is justified in view of REG’s ability to acquire feedstocks on a volume purchase basis and to obtain premium pricing for product controlled by REG.

Our board feels this cost is justified for three reasons.  First, because REG will purchase feedstocks for all of the plants it manages, we expect that volume negotiating and purchasing will benefit us with lower overall input costs.  Second, we believe that REG has a favorable reputation for the production of quality biodiesel, represented by its Soypower® brand.  REG’s production facility is accredited under the National Biodiesel Accreditation Program BQ-9000 standards (“BQ-9000”) and of the two other facilities that REG manages, one has already achieved BQ-9000 accreditation and the other is in the accreditation review process.  BQ-9000 Quality Management Program accreditation is awarded by the National Biodiesel Accreditation Commission following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 Specification for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels.  The accreditation process is comprehensive and includes a detailed review of the applicant’s Quality System documentation, followed by a formal audit of the applicant’s conformance to its System.  Third, we believe that REG has substantial marketing expertise and that its existing terminal infrastructure is a significant positive factor in its biodiesel marketing activities.

With the current incentives in place for blending biodiesel, we have made initial plans to also have blending facilities on site.  This will allow us to take full advantage of the blender’s credit, and give us the flexibility to market to wholesalers that may not choose to blend themselves.  The blender’s credit is available for blenders to receive a total income tax credit or federal excise fuel tax credit in the aggregate amount of $1.00 per gallon of biodiesel for blending biodiesel in a diesel fuel mixture.

Plan of Operations Until Plant Start-Up

From the present to the second quarter of 2008, or earlier if possible, we will be actively involved in five principal tasks:

(1)          Raising our equity and securing debt capital;

(2)          Acquiring and preparing our plant site;

(3)          Completing construction agreements and securing necessary permits;

(4)          Constructing our plant; and

(5)          Arranging and negotiating agreements for the purchase of our feedstocks and utility services and for marketing our biodiesel and glycerin products.

Assuming that we successfully complete our equity offering and obtain adequate debt financing, we believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plant, including site acquisition and development, installation of road and rail access and utilities, application for and receipt of permits, equipment acquisition and plant construction.  We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period.  We estimate that we will need approximately $62,000,000 to complete the project.

Equity and Debt Capital

We expect that the project will cost approximately $62,000,000.  We have already received $3,500,000 in proceeds from a seed equity financing and approximately $100,000 in grants.  In our current equity offering, we plan to raise a minimum of $20,000,000 and a maximum of $35,000,000.  Depending upon the amount of equity capital raised, we need to raise an additional $20,000,000 to $35,000,000 in debt financing.  We anticipate that if the equity we raise is in the range of $22,500,000 to $35,000,000, senior debt financing in the $20,000,000 to $32,500,000 range may be available.  If the amount of equity raised is closer to the $20,000,000 minimum, senior debt lenders may be unwilling to provide all of the debt financing required by us and we would likely find it necessary to supplement the senior debt financing with subordinated debt in an amount of $2,500,000 or more.

We made the decision to obtain debt financing to assist in financing our plant because we believe that the financial leverage provided by debt capital is likely to provide better returns to holders of our Units than would be the case if we financed our plant entirely with equity capital.  The use of debt financing increases the risk, however, that if the plant is unsuccessful, holders of our debt obligations will have claims on our assets ahead of holders of our Units.

We commenced an offering of our units to raise equity capital in December 2006 and as of March 29, 2007 had received subscriptions for Units totaling approximately $19,000,000.  Subscriptions in our equity offering will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant.  If we have received $20,000,000 or more in offering proceeds by the closing of the offering, we will have until March 14, 2008 to satisfy the debt financing and permit conditions to release subscriptions from the escrow.  If we fail to satisfy the terms of the escrow or if we decide to terminate and abandon the offering at any time, we will promptly return the subscriptions to subscribers, with interest on the cash payments held in escrow.  We may require payment of the promissory notes at any time after we have received $20,000,000 or more in subscriptions.

The equity offering will close upon the earlier to occur of (1) our acceptance of subscriptions for Units for the maximum offering amount of $35,000,000; or (2) December 15, 2007.  We may also decide to close the offering any time after we have sold the $20,000,000 minimum offering amount if we determine that the offering proceeds, together with available debt financing, are sufficient to capitalize our project.  If we satisfy the conditions for the release of subscriptions from escrow and the escrow is closed, we may nevertheless elect to continue to offer any remaining Units up to the maximum number to be sold until the offering closes.  We reserve the right to modify or terminate the offering, to reject subscriptions for Units in whole or in part and to waive conditions to the purchase of Units.

In the event that a material change to the equity offering occurs, we will file a post-effective amendment to the registration statement for the offering which we have filed with the Securities and Exchange Commission.  Changes in the material terms of the offering after the effectiveness of the registration statement may require us to terminate the offering or to give investors an opportunity to request the return of their subscriptions or to confirm their subscriptions after notice of the change.  Material changes may include the following: (1) an extension of the offering beyond December 15, 2007; (2) a change in the offering price for the Units; (3) a change in the conditions required to be satisfied before subscriptions held in escrow can be released; and (4) a material change in the stated purpose for which the offering proceeds will be used.

After the equity offering, we will have 13,500,000 Units issued and outstanding if we sell the minimum number of Units offered in the offering and 21,000,000 Units issued and outstanding if we sell the maximum number of Units offered.  These amounts include 3,500,000 Units issued in our previous seed capital financings.

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for debt financing in a maximum amount of $25,000,000.   The FCS proposal provides for construction and term loan facilities and is subject to a variety of terms and conditions which may or may not be acceptable to us.  There is no assurance that the FCS proposal will result in receipt by us of an acceptable commitment or the debt financing that we will require, or that we will not seek a commitment or commitments with

different terms or from other banks, financial institutions or lenders.   The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $35,000,000 in equity; (b) the term loan will be repayable in equal installments of principal and interest over a 10 year term; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations.  The proposal also provides that FCS will provide an operating line of credit for us in a maximum amount of $5,000,000.  The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings.

We have contacted and have had limited discussions with other prospective lenders, but have no agreement with any other lender for the senior debt financing that we need.  We presently have no sources for subordinated debt financing.  Even if our equity offering is successful, if we do not secure the debt financing that we require, we will not be able to construct our plant and will be forced to abandon our plans.

At any time after we have received at least $20,000,000 in subscriptions from investors in our equity offering, even if we have not yet satisfied the other conditions to release the subscription funds from escrow, we may require investors to pay the balance of their subscriptions represented by promissory notes into the escrow account.  However, we will not release any funds from escrow until all of the release conditions have been satisfied.  At any time after we satisfy all of the conditions to release the subscription funds from escrow, we may release the subscription funds, complete our debt financing, execute the design-build agreement and commence construction of our plant.

We may terminate our equity offering at any time after we have reached the minimum $20,000,000 in subscriptions.  However, even if we have satisfied all of the conditions to release subscriptions from escrow, we may continue the offering with the intent to raise additional funds, up to the $35,000,000 maximum amount of the offering, and thereby reduce the amount of debt financing required for our project.  In that case, we may require such additional subscriptions to be paid entirely in cash and, if other subscriptions have been released from escrow, we may require new subscriptions to be paid directly to us.

Site Acquisition and Development

We presently expect that our plant will be built on a site near Freeport, Illinois.  We have an option to acquire that site at a purchase price of $347,100 from the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation.  The option was signed on June 20, 2006 and provides for option payments of $825 per month commencing August 1, 2006.  The original expiration date of the option was December 31, 2006.  On November 27, 2006 the option was extended to March 31, 2007.  On March 20, 2007 it was extended again and it presently expires on June 30, 2007.  The option does not contain any provisions for further extension.  Preliminary engineering reports indicate that the site is suitable for construction of a biodiesel plant.  Further investigations relating to environmental and archeological conditions are underway.  The site has been zoned in the M-1 manufacturing classification required for our plant by the Stephenson County board.  Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary for us to build our plant.  REG has indicated on a preliminary basis its approval of the site for purposes of its willingness to build our plant.  We have not identified any other possible sites which may be suitable for our plant and have no options on any other sites.  Accordingly, we presently believe and intend that our plant will be built on the Freeport site.

Our Freeport site is located in the Mill Race Industrial Park, located two miles east of Freeport, in Stephenson County, Illinois.  This industrial park is being developed by the Freeport Area Economic Development Foundation, with the support of Stephenson County, to improve economic opportunities in the area.  Our discussions with local utility providers, including the county, have led us to believe that the estimated costs to bring natural gas and electricity to our site is approximately $150,000; water and fire protection is estimated at $250,000; and our share of the cost to complete rail lines and access to the Canadian National Railroad is estimated at $745,000.  Our site is 23.14 acres in size, allowing for easy placement of the facility footprint, tank farm and the needed rail and road additions, which we estimate will occupy 16 acres.  This would leave approximately seven acres for future expansion of our operations, which would allow us to double our plant capacity including additional tank farm storage.  Because the Mill Race Industrial Park is located in an Illinois Enterprise Zone, we may be able to secure tax exemptions from the state of Illinois for the construction and operations of our plant.

Illinois tax incentives that may be available to our plant include investment tax credits, jobs tax credits, sales tax exemptions on construction materials, exemptions from taxes on utilities used and an exemption from taxes on interest on funds borrowed by us will depend on the site chosen for our plant and could be repealed in the future.  However, we do not consider state tax incentives essential to our budget or business plan and the availability or lack of tax incentives are not the most important considerations in our selection of a site.

If for any reason our Freeport site would prove unsuitable for our plant or if our option on that site expires before we have our equity and debt financing available to acquire that site, we may find it necessary to pay more than the option purchase price for the site or to locate an alternative site.  There is no assurance that after full investigation we will determine that our Freeport site or any other site that we have identified will be suitable for our plant or will be acquired for that purpose.  A new site could be located outside Stephenson County and could even be located outside the state of Illinois.  Our board of managers reserves the right to change the location of the site for our plant, in its sole discretion, for any reason.  We are continuing the permitting process on our Freeport site, and, if necessary, may conduct investigations on other sites, including overall suitability for our plant, environmental matters and road and rail access considerations.  If we are required to locate a site other than our Freeport site, our site acquisition and plant construction schedule could be delayed.  Our goal, working with consultants, will be to confirm the suitability of and obtain permits for the Freeport site or identify the best alternative site for our use so we will be in a position to acquire the site immediately upon successful completion of our equity and debt financing.

Prior to or upon acquisition of our plant site, we expect to enter into agreements for site preparation, road access and upgrading, utility services and rail access and service.  This work would commence as soon as practicable after execution of the agreements and would continue during the construction of our plant.  Prior to completion of our equity and debt financings, this work would be funded using the proceeds of our seed capital financings.  We believe that our existing funds will permit us to continue our preliminary activities through the end of our equity offering.  If we are unable to close on our equity offering by that time or otherwise obtain other funds, we may need to discontinue operations.

Construction Agreements and Permits

We have entered into a pre-construction services agreement with REG to assist us in planning and designing our biodiesel plant and expect to enter into a design-build agreement with REG for the construction of our plant.  The agreement provides that REG will prepare engineering diagrams and drawings for our site, plant, utilities and process systems, assist us in obtaining permits for the construction of our plant, establish final project specifications, contract documents and contract pricing and place orders on our behalf for equipment, particularly equipment with lengthy order lead times.

The agreement also requires REG to negotiate with us in good faith to enter into a definitive design-build agreement for the construction of our plant.  We anticipate that the design-build agreement will state the complete set of design and construction services to be provided by REG to construct a 30 mmgy biodiesel plant for us, state the allocated costs of the work to be performed, state the manner in which increased costs due to equipment and materials expense increases and change orders requested by us would be allocated, state the responsibility for REG and us to acquire permits, provide a timetable for construction, and include warranties and guarantees with respect to plant capacity and operation, payment terms and similar matters.

We are continuing to work with REG on the preliminary design of the plant and intend to negotiate the final terms of the design-build agreement with REG so construction may be commenced as soon as possible following successful completion of our equity and debt financings.  Concurrently, we will seek necessary construction permits, environmental permits and other contracts and permits necessary for the construction of our plant.  If we are unable to reach final agreement with REG or if any critical agreement or permit is unavailable to us on reasonable terms, we may need to seek alternatives, which could delay our operations, affect our ultimate success or even curtail our business objectives.

Plant Construction and Start-up of Plant Operations

Construction of our plant will include completion and approval of the final design for the plant, final site preparation, installation of underground piping, conduits and footings, structural framing, installation of tanks, equipment and above-ground piping, enclosing structures, installation of outside yard facilities, loading docks and related structures, and a variety of other tasks.  The construction phase will include testing of the plant through certification by the construction engineers.  Commencement of operations will include training of plant operations personnel and incorporation of operational testing, quality control and safety procedures.  We expect to complete construction of our plant approximately 12 months after completion of our equity offering, execution of loan agreements for our necessary debt financing and receipt of the principal air emissions permit for our plant.

Pre-construction engineering, which includes completion of the design for the plant, began in May 2006 and is expected to be completed in April 2007 at a cost of approximately $2,500,000 under our pre-construction services agreement with REG.  The permit application process for the air emissions, construction and other permits necessary to commence construction began in September 2006 under our agreement with REG and is also expected to be completed by May 2007.  We expect to acquire our site in the Mill Race Industrial Park in June 2007 at a cost of approximately $350,000.  Site preparation and rail sub-ballast work is expected to commence and be completed in February 2006 at an estimated cost of $250,000.  All of these expenses have been or will be funded with existing cash resources and will not be funded with the proceeds of our equity offering.

We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of our equity offering.  Although there is always the possibility of delay in one or more facets of our schedule, our goal will be to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our design-build plant construction agreement and negotiate and sign our definitive debt financing agreements as early in 2007 as possible.  If we were able to complete these tasks by April 2007, we believe that REG would be able to move its crews and equipment to our site and commence construction in May 2007.

The construction process will commence with the completion of final grading for all plant structures and our tank farm, installation of underground plumbing and construction of footings and other concrete work.  Subject to weather conditions, we expect that this work can be completed in approximately one month, at an aggregate cost of approximately $4,750,000.  Immediately thereafter, construction will proceed on the construction of our biodiesel process building and other structures, a task that will take approximately two months at an estimated cost of $4,870,000.  Throughout these phases of construction work would continue on our railroad access, including installation of sidings and switches, with completion expected approximately four months after the commencement of construction at an estimated cost to us of $745,000.

With the completion of the process building, the next six months will be dedicated to the installation of piping and wiring, erection of our tank farm and installation of process and other equipment.  Including related labor, piping will cost approximately $9,100,000, electrical wiring about $5,525,000, the tank farm $4,935,000 and equipment, the largest single category, approximately $11,610,000.  The final phase of construction, extending to include an additional month of work, will include the installation of heat tracing equipment and insulation, office build-out, painting and landscaping at a total cost of approximately $3,000,000.  During this extended period, we and REG will also commence the process to obtain our operating permits, which will involve preparing and submitting applications, working with regulatory authorities and coordinating site inspections and preliminary equipment testing.

With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary.  This process will take approximately one month and will cost approximately $1,000,000.  Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us and REG for the commencement of commercial operations.  If we were able to start construction in May 2007, we would anticipate commencement of operations in the second quarter of 2008.

Supply and Marketing Agreements

During and after our equity offering, and during the construction of our plant, we expect to confirm sources of supply for the operating requirements of our plant and markets for our products.  In particular, we intend to consider ways to assure the supply and price of feedstocks such as soy and other vegetable oils and animal fats for our plant, which might include supply or purchase agreements and hedging instruments and accounts.  We also expect to negotiate agreements for supplies of natural gas, electricity and other operating needs.  We intend to survey local, regional and national markets for our biodiesel and glycerin and may enter into marketing agreements for the sale of those products.

Sourcing of oils and fats is part of our management and operational services agreement with REG and will include all aspects of the procurement of feedstocks.  We understand that REG typically enters into agreements with major national and international oil suppliers and that purchases for our plant will be part of REG’s overall oil procurement program.  In some instances, REG may purchase oil specifically for our plant, particularly when oil is available at attractive prices in our local and regional market.  In general, REG will have the responsibility to manage the supply of oils and fats for our use.

The management and operational services agreement with REG also provides for REG to market the biodiesel produced by us.  The biodiesel produced by our plant will be marketed under REG’s Soypower trade name.  REG will also market by-products of our plant, including the glycerin and soapstock produced by us.  We believe that REG has the expertise required to manage the sale of our biodiesel and by-products and obtain favorable results for us.

Our board of managers will assist REG when needed to establish contacts with potential suppliers of feedstocks and potential purchasers of biodiesel and by-products in our local and regional markets.

Site Infrastructure and Improvements

We will need to make infrastructure improvements to the site we select in order to construct and operate the plant.  Some of the improvements that we anticipate making are described below, however, the full extent of the improvements and the exact costs will not be known until we finalize our site selection, acquire the site and commence site development.

Roadway Improvements

Any site for our plant is likely to require significant roadway improvements.  At our Mill Race Industrial Park site, we will have easy access from county highways and the site is located only 2 miles from U.S. Highway 20.  The Mill Race Industrial Park is upgrading access roads to 80,000 pound load capacity.  Accordingly, we do not expect significant roadway expenses at that site.  Other sites may require substantial expenditures to extend and upgrade roadways and local officials could expect us to contribute some or all of the funds required to make the necessary roadway improvements.  Any decision by local officials with respect to roadway improvements may involve public hearings and an opportunity for local residents to object to and delay our siting process.

Rail Access

We expect that the Canadian National Railroad (the “CN”) will provide rail service to our site.  However, we will need to have a spur line constructed to our site from a proposed parallel spur line (lead track) of the railroad.  As part of its infrastructure development plans, the Mill Race Industrial Park is working with the CN on the rail additions that would allow rail access by us.  These additions would include the sub-ballast groundwork for the spurs to our site and on our site as well as the spur construction itself.

The CN has indicated that it will provide us with six-day per week service in both directions.  We expect that Stephenson County will pay for one mainline spur switch and we will be required to pay for the other.  Stephenson County has also indicated that it will also pay for the construction of the proposed parallel lead track; we will need to pay for the spur into our site and any associated switches.  The estimated cost to us of this rail infrastructure is approximately $745,000, which will give us sufficient delivery, storage and loading track for 55 cars, which includes a 30 car-length delivery and storage track and a 25 car-length product loading track.

Site Grading and Dirt Work

Topographical survey work has been completed for our Mill Race Industrial Park site that we have subject to option.  We expect that REG will be responsible for the site stability evaluation, grading and preparation under our design-build contract with REG.  REG will prepare the plans and specifications for these improvements and perform the work or select subcontractors for that purpose.  We expect that REG will be responsible for soil testing, compaction testing, and any other site related work.  We estimate the cost of site improvements at $390,000 for the plant site.  Stephenson County will bear the cost of the railroad subgrade.

Employees

Prior to completion of the plant construction and commencement of operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of our company.  In addition, we intend to obtain the services of approximately 28 additional full-time employees through REG.  We expect that two of these employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect to fill the general manager position by the beginning of construction.  We do not presently offer an employee benefits package and expect that any benefits for personnel provided by REG will be made available through REG plans.

The following table lists the positions which we expect will be required to operate our company and plant and the minimum number of individuals that we expect will be full-time personnel:

Position	Number of Full-Time Personnel
Chief Executive Officer	1
Chief Financial Officer	1
General Manager	1
Operations Manager	1
Financial Assistant	1
Logistics/Scale Operator	1
Electrical/Control Maintenance	1
Facility Maintenance Mechanical	1
Lab Technician	1
Biodiesel/Pretreatment Leadman	4
Operations Specialist	12
Load/Receive Leadman	1
Load/Receive Specialist	4

Total	30

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

We intend to enter into written confidentiality agreements with our officers and employees.  Among other things, these agreements will require our officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend, in part, on our ability to attract and retain qualified personnel at competitive wage and benefit levels.  We must hire qualified managers, accounting, human resources and other personnel.  We operate in a rural area with low unemployment.  There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those wages budgeted for the operation of our plant.  If we are unsuccessful in this regard, we may not be competitive with other biodiesel plants and an investment in our Units may lose value.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

Biodiesel, Petroleum and Feedstock Prices

Market prices for biodiesel normally follow prices for petroleum-based fuels and do not correlate with the prices for soy oil, other vegetable oils, recycled cooking oil and animal fat feedstocks consumed by the biodiesel industry.  There are historical patterns to these markets; however, each of these commodities has unrelated variables that influence their respective prices.  Biodiesel prices could decline while soy oil prices rise, causing losses to our operation.

Because feedstock prices are expected to represent approximately 80% of our cost of operations and biodiesel sales will represent approximately 98% of our revenues, price movements in these markets will be a significant risk of our business.  Good risk management practices will help mitigate some of this risk with hedges of vegetable oil and biodiesel prices on the Chicago Board of Trade together with forward price contracts with the end users of our biodiesel production.

Because of the rapid expansion of the biodiesel industry, soybean oil markets are beginning to react more in line with conventional fossil fuel markets.  In historical terms, soy oil stocks today are very large, yet the price of soy oil has remained relatively strong as the market anticipates additional biodiesel production coming on line.  Until the biodiesel market reaches an equilibrium point between supply and demand, volatility will remain in soy oil prices.  This volatility may impact our profitability; there may be instances when we cannot obtain oils or animal fats to run the plant at full capacity.

Because there are fewer plants that utilize animal fats, the market for animal fats such as tallow have followed a more historical pattern, with price declines into the summer months.  Though the price for animal fats has increased it has not increased as significantly as the price for soy oil and has not shown higher prices together with higher supplies.

After being stable for many years, energy prices in general have become more volatile in the past decade due to the narrowing of the band between supply and demand trend lines, the perception of declining supplies in a growing world market and the significant price impacts that can be stimulated by slight changes in supply and demand.  The prices of all petroleum-based fuels have also been influenced by political uncertainties that affect world markets.

Because oil seed production and the availability of soy and other vegetable oils has generally been characterized by high production and supplies while energy and biodiesel have been associated with growing demand and diminishing supplies, a market opportunity has existed for biodiesel in the past decade and appears to be continuing.  However, there can be no guarantee that the supply relationship between biodiesel feedstocks and competing fuels will not invert for short or even long periods of time due to, among other things, weather, political, environmental and tax policies, international events, economic factors and new technologies.

Soybean and other Oil Seed Acreage Trends

In the past two decades, soybean acreage in the U.S. has varied between 58 million acres and 75 million acres.  Shifts from one year to the next have not been dramatic and have been as much a function of government support programs as soybean and soy oil prices.  Crop rotation has traditionally supplied the most palatable economics for soybean producers and they have in the past been very reluctant to change those rotations.  Soybean and soy oil demand in the domestic markets and international markets has been increasing, in part due to increasing demand for biodiesel in the domestic market and for food supplies in the international market.  Rising long-term yield trends have been meeting increases in demand with slightly increased soybean acreage.  Some soybean producing regions have experienced pressure from increasing demands for corn production, to some extent based on demand from the ethanol industry.  Changes in tillage, planting, pest control and hybridization technologies in both the corn and soybean industries may affect supplies in both markets by reducing crop rotations and increasing use of marginal growing environments.  That technology could swing corn acres dramatically higher if the economics dictated a need for those acres.  Similarly, the prices of energy, nitrogen, other fertilizers and similar inputs have increased significantly and are likely to continue to increase, resulting in negative returns for soybeans on marginal acres.  Weather factors can also have a dramatic effect on production, and extremes in drought, changes in government support programs for soybeans or rising energy and other input costs due to energy could result in reduced soybean acreage without regard for increasing demand from the biodiesel industry.

Acceptance of Biodiesel as a Substitute for Petroleum-Based Fuel

Biodiesel has developed a reputation for being renewable, environmentally friendly and safe.  The principal benefit of biodiesel is the reduction or elimination of several hazardous substances and pollutants found in other fuels, with a resulting significant benefit to the environment and public health.  Economic benefits focus on employment opportunities in the biodiesel industry, the addition of a significant new product to our agriculture industry and strengthening of the economy of rural areas of the country.  Biodiesel is also viewed as an alternative to imported petroleum-based fuels, as a positive contributor to our balance of trade and as an enhancement to our energy security.

Nationwide many city fleets have switched to biodiesel because of its overall acceptance and environmental benefits.  A recent survey conducted by the National Biodiesel Board show public awareness of biodiesel has grown from 27 percent in 2004 to 41 percent in 2005.  More than half of consumers surveyed are willing to pay more per gallon for biodiesel than regular fuel.  Four out of five consumers support a tax incentive that will make biodiesel cost competitive with regular diesel fuel.

The reliability of biodiesel in low operating temperatures has emerged as an issue in the market.  During the winter of 2005-2006 operating difficulties experienced by diesel trucks using biodiesel blends at outside temperatures below zero degrees Fahrenheit were attributed to the biodiesel component of the fuel, particularly the presence of glycerin in the fuel.  Whether the cause was intrinsic to the biodiesel fuel or to deficiencies in the production and quality controls at certain biodiesel facilities was not conclusively determined.  In the event, the state of Minnesota suspended its biodiesel content requirement for 51 days until warmer weather resolved the perceived problem.  Any continuing difficulties in the usage of biodiesel during cold weather conditions could result in both reduced usage of biodiesel and more general acceptability issues in the marketplace.

Competition from Future Construction

According to the National Biodiesel Board, as of January 31, 2007 there were 105 biodiesel plants in production in the United States, with a capacity of 864.4 million gallons per year, and approximately 85 more plants under construction which would add an estimated 1.7 billion gallons per year in biodiesel capacity.  Many other groups or companies are reviewing the opportunity for plant construction through feasibility studies or fundraising efforts.  Expansion in the industry has been accelerating for the past five years and has been stimulated by legislation and subsidies.  Because there are very few barriers to entering the biodiesel industry and because the biodiesel process itself is fairly simple, this expansion is expected to continue.  Such dynamic expansion is accompanied by substantial and accelerating capital flows into the industry.  In northern Illinois and adjacent areas of Wisconsin and Iowa (within a 150 mile radius of our site) there are three operating biodiesel plants with an annual capacity of 63 million gallons per year.  Including our plant, there are currently at least seven potential new biodiesel projects in our area.

This rapid expansion leads to many uncertainties in the industry regarding feedstock supplies, the biodiesel and glycerin markets and the future profitability of companies like ours.

Feasibility studies for new or expanding plants identify the source of feedstocks and the potential price basis changes that may occur with the development of the project.  The criteria for evaluating those studies are not always consistent from project to project, and there could be projects that build close to us that are willing to accept more risk in the marketplace and operate with a cost structure quite different from ours.  The development of such a project within our feedstock origination area could negatively impact our ability to source feedstock locally at an acceptable price.  Development in other areas of the state and in neighboring states could impact our ability to ship feedstocks in from other areas at acceptable prices and freight rates.

Rapid expansion of the industry is taking place, mostly in the major soybean growing areas of the Midwest, and is providing biodiesel production in that geographic area that may exceed demand.  Because of competition, access to high-volume long-haul transportation via rail may become essential to all plants.  Yet, that transportation may not always be available when needed due to cost and overcrowding of the transportation infrastructure.  Professional marketers tend to have facilities in specific locations instead of scattered throughout the market potential.  Other plants may be closer or have cheaper transportation to the markets available to the marketer we choose.  Increased supplies could adversely affect biodiesel prices in regional markets, could make transportation facilities even more critical to individual plant locations and could have an increasing and more frequent impact in the national marketplace.

Glycerin Market

Because of the significant expansion in the biodiesel industry; the oversupply of glycerin has caused glycerin prices to decline significantly in recent months to below historical levels.  Glycerin sales are expected to represent less than 1.0% of our gross income.  Some market reports report that the price for glycerin has declined to a level where its value is essentially zero, resulting in glycerin being used as livestock feed or as an energy source in boilers.  This decline could adversely impact our potential earnings and profits.

Air Pollutant Emissions

The production of biodiesel will result in air emissions produced by the combustion process used to generate steam.  Our plant will generate steam using a natural gas fired boiler.  Natural gas combustion produces emissions of various air contaminants that are regulated by the EPA and IEPA.  These pollutants include carbon monoxide, nitrogen oxides, particulate matter, sulfur dioxide, volatile organic compounds, lead, sulfuric acid mist, mercury, and trace amounts of metals and organic and inorganic compounds.  The regulated pollutants will be controlled through the combined use of finely tuned combustion processes and control technologies that meet federal and state requirements.

The distillation processes used as part of our biodiesel production will produce various types of volatile organic compounds that will be reduced through pollution control equipment to meet limits established by the EPA and IEPA.

We are required to obtain a construction air permit from the IEPA before beginning construction of our plant and must also obtain an operating air permit once construction and emission testing is completed.  All permitting will be done with the plant categorized as a minor source of air emissions in accordance with federal and state definitions.

Construction and operation of our plant will be allowed only if we can demonstrate that it can be in continuous compliance with all applicable regulatory requirements.  Once in operation, it will be subject to recordkeeping and reporting requirements as well as periodic on-site inspections.  If it violates any provision of its permit, our plant will be subject to enforcement actions, which can include substantial fines and possible closure.

Carbon Dioxide Emissions

Carbon dioxide is also emitted in the combustion of natural gas to produce steam.  Because biodiesel itself contains carbon, it will also produce carbon dioxide when it is consumed in vehicles or in other uses.  Carbon dioxide is not presently considered a criteria pollutant by the EPA and there is no established health impact from the release of these emissions.  Consequently, there is no current federal or state requirement to control carbon dioxide emissions.

The scientific community contends that carbon dioxide and other heat-trapping emissions are responsible for global climate change.  Designation of carbon dioxide as a criteria pollutant would enable the EPA to regulate U.S. emissions of carbon dioxide to conform to a domestic standard or to an international treaty restricting those emissions, such as the Kyoto Protocol.  The Kyoto Protocol would require that the United States reduce its greenhouse gas emissions by 7% to 93% of 1990 levels by 2010.  However, the EPA has determined that it does not have authority to regulate carbon dioxide and has not proposed to do so, and the U.S. Senate rejected the Kyoto Protocol.  Twelve states and several environmental activists sued the EPA over its decision but the U.S. Court of Appeals ruled in favor of the EPA in July 2005.  On June 26, 2006, the United States Supreme Court agreed to hear the case on appeal and the case was argued before the court on November 29, 2006.  A decision in the case is unlikely before 2007 and it is impossible to predict the result in the case or the regulatory consequence of any decision rendered by the court.

In July 2004, eight states and the city of New York sued five of the largest carbon dioxide emitters.  The lawsuit sought to require the companies to reduce the amount of carbon dioxide pollution and did not seek monetary damages.  In September 2005, a federal judge dismissed the lawsuit, stating that the president and Congress, not the judiciary, should consider such a broad environmental policy.  The case was argued on appeal before the United States Court of Appeals in June 2006.

It is possible that future requirements could emerge that would require control or mitigation of some or all of the carbon dioxide emissions from our plant or impact the use of biodiesel as a fuel.  Such regulations would likely have wide-ranging national applicability impacting fuel combustion sources of all types, including power generation facilities and motor vehicles.

Liquidity and Capital Resources

Funding for our project planning and development activities has been provided by a seed capital financing, totaling $3,500,000, and partial receipts from grants from the United States Department of Agriculture (“USDA”) and the Illinois Soybean Board which have been awarded in the aggregate amount of $102,500.  We have applied for additional USDA and Illinois state grants.  We have not received any notification on these applications.

As of December 31, 2006, we had cash and cash equivalents of $538,648 and total assets of $3,538,991.  As of December 31, 2006, we had accounts payable of $153,670.  Since our organization on April 28, 2005 through December 31, 2006, we generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, amounted to $123,401.  Operating expenses during that period, attributable primarily to start-up business expenses, were $406,013.  We had an accumulated loss of $282,612 at December 31, 2006.  Total members’/Unit holders’ equity as of December 31, 2006, was $3,385,321.

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $62,000,000.  We plan to finance the project with the proceeds of our equity offering and debt financing, combined with the proceeds of a prior seed equity financing completed by us and grants received by us.  We are seeking to raise a minimum of $20,000,000 and a maximum of $35,000,000 of equity in our equity offering.  The amount of debt financing that we will require depends on the results of the offering.  We anticipate that we will need approximately $35,000,000 in debt financing if we raise the minimum amount offered in the equity offering and approximately $20,000,000 if we raise the maximum amount offered.  Completion of our proposed biodiesel plant depends on our ability to complete the offering successfully and raise the amount of debt financing that we require.

We intend to seek our senior debt financing from a major bank, which may act as a lead lender with participating loans from other banks.  We expect that the senior debt will be in the form of a construction loan that will convert to a permanent loan when we begin operations.  We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including inventories and receivables.  In addition to repaying the principal, we expect to pay interest on the loan at market rates for loans to start-up biodiesel projects, plus annual fees for maintenance and oversight of the loan by the lead lender.  If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may need to seek subordinated debt financing which could require us to issue warrants for the purchase of additional Units.  The issuance of warrants could reduce the value of the Units purchased in the equity offering.  We intend to capitalize all of our interest during the construction period until we commence start-up operations, and do not anticipate that we will be required to make any payments on our debt until we construct our plant and begin producing biodiesel.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for debt financing in a maximum amount of $25,000,000.   The FCS proposal provides for construction and term loan facilities and is subject to a variety of terms and conditions which may or may not be acceptable to us.  There is no assurance that the FCS proposal will result in receipt by us of and acceptable commitment or the debt financing that we will require, or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders.

The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $35,000,000 in equity; (b) the term loan will be repayable in equal installments of principal and interest over a 10 year term; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations.  The proposal also provides that FCS will provide an operating line of credit for us in a maximum amount of $5,000,000.  The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings. For its proposal, we are obligated to pay FCS a $200,000 underwriting and participation fee, $50,000 of which we paid upon our acceptance of the term sheet and $150,000 of which will be due upon closing of the financing.

We have contacted and have had limited discussions with other prospective lenders, but have no agreement with any other lender for the senior debt financing that we need.  We presently have no sources for subordinated debt financing.  There is no assurance that we will be able to obtain the debt financing in the amount that we will require or that the terms of any available financing will be acceptable to us.  Our ability to construct our plant and implement our business plan will depend on the successful completion of our equity offering and receipt of adequate debt financing.  Any failure to acquire needed financing would likely require us to cease operations and liquidate.

Any federal, state or local grants or loans, tax credits or tax increment financing which may be available to us in the future could offset a portion of our equity or debt requirements.  If we locate our plant in the Mill Race Industrial Park in Stephenson County, Illinois, where we have an option to acquire a site for our plant, we may qualify for tax credits and tax exemptions, but there is no assurance that such credits and exemptions will be available to us.  We have not assumed that any enterprise zone benefits will be available for purposes of our financial plan.

If we find that we do not have sufficient cash on hand for operations or if we decide to complete the purchase of our site and begin certain site work prior to the availability of the proceeds of our equity offering and our debt financing, it may be necessary for us to secure interim bridge financing from one or more of our members, contractors or unaffiliated lenders.  Any bridge financing obtained would not represent an additional source of capital for the project because its terms would require repayment from the proceeds of the equity offering when it is completed.  We presently have no plans or commitments with respect to any additional or bridge financing.

Operating Expenses

From the commencement of our operations on April 28, 2005 through December 31, 2006, we have incurred an accumulated loss of $282,612.  This loss was funded by a portion of the proceeds of our seed equity financing.  The expenses resulting in the loss included $181,841 in professional fees and $224,172 in general organizational and administrative expenses.  These were offset in part by grant revenue totaling $102,500 and interest income of $20,901, which is recognized as other income.

When our biodiesel plant nears completion, we expect our operating expenses to increase, including expenditures for supplies, utilities and salaries for administration and production personnel.  We also expect to incur significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Fiscal Year-End Financial Results

The following tables summarize information from our financial statements.  Because we are in the development stage, we have no revenues from operations.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	From Inception (April 28, 2005) to December 31, 2005	Fiscal Year ended December 31, 2006	From Inception (April 28, 2005) to December 31, 2006
	(audited)	(audited)	(audited)
Statement of Operations Data:

Revenues	$0	$0	$0
Other Income	2,500	120,901	123,401
Expenses	(4,645)	(401,368)	(406,013)
Loss Accumulated during Development Stage	$(2,145)	$(280,467)	$(282,612)

December 31, 2006
(audited)
Balance Sheet Data:

Assets:
Current Assets	$553,126
Property and Equipment, net	2,323,129
Other Assets	662,736
Total Assets	$3,538,991

Liabilities and Members’/Unit Holders’ Equity:
Current Liabilities	$153,670
Total Members’/Unit Holders’ Equity	3,385,321
Total Liabilities and Members’/Unit Holders’ Equity	$3,538,991

Our revenues from operations in the future will be derived principally from sales of biodiesel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

In accordance with United States generally accepted accounting principles, we use estimates and assumptions in preparing our financial statements.  These estimates and assumptions may have an impact on the amounts of revenues, expenses, assets and liabilities reported in our financial statements.  We believe that the estimates and assumptions we have used with respect to the financial statements included in this report are reasonable.

Expenses incurred in connection with our current offering of Class A Units will be deferred until the sale of the Units is completed.  Upon issuance of the Units, these costs will be netted against the proceeds received.  If the offering is not completed, these costs will be expensed.

The Company accounts for equity-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, equity-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, equity-based compensation expense may differ materially in the future from that recorded in the current period.

Item 7.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers

Blackhawk Biofuels, LLC

Freeport, Illinois

We have audited the accompanying balance sheet of Blackhawk Biofuels, LLC (a development stage company), as of December 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2006, the period ended December 31, 2005 and the period from inception (April 28, 2005) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Biofuels, LLC, (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, the period ended December 31, 2005 and for the period from inception (April 28, 2005) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

April 2, 2007

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Balance Sheet

December 31,
2006
ASSETS
Current Assets
Cash	$538,648
Prepaid expenses	14,478
Total current assets	553,126

Property and Equipment
Computers and office equipment	2,892
Construction in progress	2,320,336
Total property and equipment	2,323,228
Less accumulated depreciation	99
Net property and equipment	2,323,129

Other Assets
Deferred offering costs	432,435
Debt issuance costs	50,000
Deposit	180,301
Total other assets	662,736

Total Assets	$3,538,991

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$153,670

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 3,500,000 units outstanding at December 31, 2006	3,482,433
Additional paid in capital	185,500
Deficit accumulated during development stage	(282,612)
Total members’ equity	3,385,321

Total Liabilities and Members’ Equity	$3,538,991

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Operations

	Year Ended	Period Ended	From Inception
	December 31,	December 31,	(April 28, 2005) to
	2006	2005	December 31, 2006

Revenues	$—	$—	$—

Operating Expenses
Professional fees	177,841	4,000	181,841
General and administrative	223,527	645	224,172
Total	401,368	4,645	406,013

Operating Loss	(401,368)	(4,645)	(406,013)

Other Income
Grant revenue	100,000	2,500	102,500
Interest income	20,901	—	20,901
Total	120,901	2,500	123,401

Net Loss	$(280,467)	$(2,145)	$(282,612)

Weighted Average Units Outstanding	2,589,699	—	1,541,990

Net Loss Per Unit, basic and fully diluted	$(0.11)	$—	$(0.18)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

		Additional	Deficit Accumulated
	Member	Paid in	During
	Contributions	Capital	Development Stage

Balance - Inception, April 28, 2005	$—	$—	$—

Net loss	—	—	(2,145)

Balance - December 31, 2005	—	—	(2,145)

Capital contributions - 1,770,000 units, $1.00 per unit, March 2006	1,770,000	—	—
Less units subscribed receivable	(630,000)

Capital contributions - 1,730,000 units, $1.00 per unit, April 2006	1,730,000	—	—

Collection of units subscribed receivable - April 2006	630,000	—	—

Cost of raising capital	(17,567)	—	—

Compensation recognized from warrant issuance	—	185,500	—

Net loss for the year ending December 31, 2006	—	—	(280,467)

Balance - December 31, 2006	$3,482,433	$185,500	$(282,612)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year Ended	Period Ended	From Inception
	December 31,	December 31,	(April 28, 2005)
	2006	2005	to December 31, 2006

Cash Flows from Operating Activities
Net loss	$(280,467)	$(2,145)	$(282,612)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	185,500	—	185,500
Depreciation	99	—	99
Grant income	500	(500)	—
Change in assets and liabilities
Prepaid expenses	(14,478)	—	(14,478)
Accounts payable	31,247	—	31,247
Net cash used in operating activities	(77,599)	(2,645)	(80,244)

Cash Flows from Investing Activities
Capital expenditures	(2,892)	—	(2,892)
Deposit for Construction	(2,500,000)	—	(2,500,000)
Net cash used in investing activities	(2,502,892)	—	(2,502,892)

Cash Flows from Financing Activities
Payments for debt issuance costs	(50,637)	—	(50,637)
Member contributions received	3,500,000	—	3,500,000
Payments received from (paid to) prospective members	(65,000)	65,000	—
Payments for cost of raising capital	(17,567)	—	(17,567)
Payments for deferred offering costs	(310,012)	—	(310,012)
Net cash provided by financing activities	3,056,784	65,000	3,121,784

Net Increase in Cash	476,293	62,355	538,648

Cash – Beginning of Period	62,355	—	—

Cash – End of Period	$538,648	$62,355	$538,648

Supplemental Disclosure of Noncash Financing Activities
Deferred offering costs included in accounts payable	$122,423	$—	$122,423

Construction deposit capitalized as construction in process	$2,320,336	$—	$2,320,336

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipates its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant.  The Company anticipates completion of the plant in summer of 2008.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing and project development, as discussed below, and the fair value of the warrants issued to members of the board of managers.  It is at least reasonably possible that these estimates may change in the near term.

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company capitalizes construction costs until the assets are placed in service.

The Company has incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which are capitalized as construction in process.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

Grants

The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), the grant proceeds are recognized as a reduction of the related expense.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Debt Issuance Costs

Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Organizational and Start Up Costs

The Company expenses all organizational and start up costs as incurred.

Fair Value of Financial Instruments

The carrying value of all financial instruments, which consists of cash, approximates their fair value.  The Company estimates that the fair value of all financial instruments as of December 31, 2006 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

Advertising

The Company expenses the costs of advertising as incurred.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Development Stage Entity

The Company was formed on April 28, 2005 to have an indefinite life.  The Company was initially capitalized by contributions from members, as further described in Note 2.

Earnings Per Share

Earnings per share are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Warrants, representing 650,000 units, are not considered in the fully diluted calculation since they are antidilutive.

2.  MEMBERS’ EQUITY

The Company was capitalized by 108 members contributing a total of $3,500,000 for 3,500,000 units.  These contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 3,500,000 units at a cost of $1.00 per unit for a maximum of $3,500,000.  Each investor was required to purchase a minimum of 25,000 units for a minimum investment of $25,000 and had the option to purchase additional units in increments of 2,500 units thereafter.  This offering was closed and the units were issued on April 12, 2006.

As specified in the Company’s limited liability company agreement, the Company is authorized to issue additional units as needed.  The Company has one class of units, which include certain transfer restrictions as specified in the limited liability company agreement and pursuant to applicable tax and securities laws.  Each unit represents a pro rata ownership interest in the Company’s profits, losses and distributions.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

The Company had filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering is for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit.  The minimum purchase requirement is 12,500 units for a minimum investment of $25,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% is also due at subscription.  As of March 30, 2007, the Company has raised approximately $19,000,000 under this offering.  These funds will not be included in the financial statements until the Company has raised the minimum requirement and has fulfilled the requirements to break escrow.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

December 31,
2006
Financial statement basis of total assets	$3,538,991

Start up and organizational costs expensed for financial reporting purposes	406,013

Income tax basis of total assets	$3,945,004

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

4.  FINANCING

In November 2006, the Company obtained a term sheet proposal from a financial institution to obtain long term financing for the construction of a 30 million gallon biodiesel production facility. Under the terms of the proposal, the financial institution will provide a maximum construction loan of $25,000,000, subject to minimum total member equity contributions of $35,000,000. The construction loan is available from the day of the formal loan closing until the earlier of 60 days post construction or the maturity date.  The construction period is defined by the term sheet as sixteen months from the date of loan closing.  During the construction period, interest payments are due quarterly at the 30-day LIBOR plus 350 basis points.  Upon the completion of construction and with appropriate certification of the plant operation, the total outstanding construction loan balance will be converted into a term loan providing a maximum of $25,000,000.  The term loan will mature ten years from the conversion date of those facilities, with equal payments of principal and interest due quarterly. At conversion of the loan up to 50% of the term loan is eligible for the variable base rate at 30-day LIBOR plus 325 basis points, the remaining 50% of the term loan will be required to be priced on fixed rates determined by adding 325 basis points to the Lender’s funding costs.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

In addition, the term sheet proposal provides a maximum operating line of credit of $5,000,000, commencing upon completion of construction and with appropriate certification of the plant operation. Interest payments will be due quarterly until maturity of the note, which will be 364 days from the loan closing date of those facilities.

5.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) which provides for the issuance of warrants to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant.  Under the Plan, the right to purchase the warrants will be exercisable at any time from and after the date on which the plant commences operations and will continue for a period of one year following such date, after which all such rights shall terminate.

The following table presents the weighted average assumptions used to estimate the fair values of the warrants granted to members of the board of managers in the periods presented, using the BSM option-pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life and expected volatility is based on the average reported lives and volatilities of a representative sample of five comparable companies in our industry sector.

	December 31, 2006	December 31, 2005	Period from Inception (August 31, 2005) to December 31, 2006
Risk-free interest rate	4.90%	—	4.90%
Expected volatility	25.43%	—	25.43%
Expected life (in years)	3.00	—	3.00
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.14	—	$1.14

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

The following table summarizes the activity for outstanding warrants for members of the board of managers:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2005	—	$—
Granted	650,000	$1.00
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2006	650,000	$1.00	2.5	$650,000
Vested and exercisable as of December 31, 2006		$—		$—
Vested and expected to vest as of December 31, 2006	650,000	$1.00	2.5	$650,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2006.

The Company recognized stock-based compensation expense of approximately $185,500 during the year ending December 31, 2006 and for the period from inception (April 28, 2005) to December 31, 2006 as a result of the adoption of SFAS No. 123R. As of December 31, 2006, approximately $556,500 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 2-3 years.  To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

6.  GRANTS

In October 2005, the Company was awarded a grant contract with the Illinois Soybean Association for a maximum of $2,500.  As of December 31, 2006, the Company has complied with the grant requirements and has recognized $2,500 of grant income.

In February 2006, the Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture.  The Company was required to match the grant funding with an amount equal to $100,000.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

The matching funds was spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was February 2006.  The funding period for the grant concluded on December 31, 2006.  The grant funds and matching funds was only used for the purposes and activities related to project development expenses, which included a business plan, financial forecasts and legal services. As of December 31, 2006, the Company has complied with all requirements of the grant and received the full $100,000 which is recorded in grant income.

7.  COMMITMENTS AND CONTINGENCIES

Plant Construction

The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $62,000,000.  In April 2006, the Company entered into a preconstruction services agreement with an unrelated general contractor to provide preliminary design, engineering, permitting and purchasing services for the development and construction of the plant for approximately $2,500,000.  If the Company proceeds with the construction of the biodiesel facility, the $2,500,000 shall be applied to the final design-build agreement contract price, which is estimated to be approximately $50,000,000.  If the Company terminates the agreement, any remaining amounts above expenses incurred through the termination date, less a 15% restocking fee, will be refunded or if costs exceed $2,500,000, the contractor will bear the additional costs and the Company will have no further obligation to the contractor.

The Company may terminate this agreement at any time by giving written notice. During the year ended, December 31, 2006, the Company paid the fee of approximately $2,500,000 and had incurred approximately $2,320,000 of expenditures under this contract, which are capitalized as construction in process at December 31, 2006.  The remaining deposit amount of approximately $180,000 is recorded in other assets as a deposit.

Land Contracts

In June 2006, the Company entered into a contract with the Freeport Area Economic Development Foundation to have the option to purchase 23.14 acres of land in Stephenson County, Illinois for $15,000 per surveyed acre until December 31, 2006.  The contract was later amended to change the expiration date to March 31, 2007.  The Company will pay an amount of $825 on the first of each month commencing August 1, 2006, and each month thereafter in consideration for the option to purchase the land.  These payments will not be applied to the purchase price in the event this option is exercised.  Furthermore, a memorandum of understanding was entered into to provide for certain conditions and actions of both parties upon the execution of the land option agreement.  As of December 31, 2006, the Company has incurred approximately $4,125 under this option agreement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required a payment of $10,000 at the time the contract was executed.  A payment of $10,000 was made in December 2006, upon effectiveness of the proposed securities offering.  A payment of $10,000 was due upon the financial package receiving approval and is included in accounts payable as of December 31, 2006, and a payment of $5,000 will be made upon commencement of the equity drive.  When construction commences, additional compensation will be made in the form of units in the amount of $25,000.  The consultant will also receive 1% of any grant funds received by the Company, excluding any possible funds received from the USDA VAPG and Energy grant programs.  Either party may terminate this contract upon fourteen days written advance notice.

In August 2006, the Company entered into a management and operational services agreement with a party related to the anticipated general contractor to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions, and other as needed services.  The contract requires a monthly fee equal to $.0625 per gallon of biodiesel produced and an annual net income bonus of 6% of net income, as determined by the agreement.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.  The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 24 months in advance of a proposed termination date.

The initial term or any subsequent term may also be modified upon the mutual written consent of the parties.  Early termination may occur if certain conditions in the contract are not met.  In the case of early termination the breaching party will be required to indemnify the other party for losses, claims and damages resulting from the termination.

In August 2006, the Company entered into an escrow agreement with a bank.  Under the terms of the escrow agreement, the escrow agent will receive compensation for its services equal to 15 basis points (0.15%) of the yield on the escrowed funds.  The escrow agent shall also be reimbursed for reasonable out-of-pocket expenses.

In September 2006, the Company entered into a Memorandum of Understanding with the Freeport Area Economic Development Foundation (FAEDF), an Illinois not-for-profit corporation, which sets forth the conditions and actions which shall be taken by the parties for the construction of respective infrastructure items and operation of the biodiesel facility.  The parties intend to enter into an economic development agreement that will more fully set forth the terms, conditions and obligations of the agreement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

8. SUBSEQUENT EVENTS

In February 2007, the Company extended an existing agreement (see Note 7) with an unrelated party for the purpose of consultation, contract negotiations and monitoring of construction phases of the plant.  The contract required a payment of $5,000 at the time the contract renewal was executed, a payment of $5,000 upon breaking escrow and also a payment of $15,000 is due on August 15 2007.  When construction commences, additional compensation will be made in the form of units in the amount of $25,000.  The consultant will also receive 1% of any grant funds received by the Company, excluding any possible funds received from the USDA VAPG and Energy grant programs.  Either party may terminate this contract upon fourteen days written advance notice.

During March 2007, the Company extended the original land option agreement for the intended plant site with an unrelated third party through June 30, 2007.  The Company may exercise this option at any time before the maturity date.

During March 2007, the Company entered into a construction project labor agreement with individual building trade unions to promote efficiency of construction operations and provide for peaceful settlement of labor disputes, as well as to set standard working conditions for the efficient prosecution for construction work of the plant.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

Our management, including Ronald Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors, Executive Officers and Significant Employees

Our board of managers has the principal power and responsibility to govern our business and affairs.  Our chief executive officer and other officers, who are elected or appointed by the board of managers, manage our operations.  Subject to limited powers to approve amendments to our Amended and Restated Limited Liability Company Agreement proposed by our board of managers or to cause us to dissolve, our members have virtually no role in our management.

We have a board of managers consisting of not less than nine managers to be elected by the members.  The number of managers is subject to determination from time to time by the board of managers.  There is no maximum number of managers specified by our Amended and Restated Limited Liability Company Agreement.  Managers are elected by the respective classes of Units which are outstanding at any time.  There is no cumulative voting for managers.  Currently, our board of managers has 13 managers who represent the Class A Units, the only class of Units outstanding.

Our present managers were all elected as managers in March 2006 and their terms will expire in January 2008.  Thereafter, we expect that managers will be elected for three-year staggered terms.  We may agree to give members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers.

Our managers have other business commitments that will continue to require most of their time and attention.  Our agreements with REG are intended to assist us in constructing our plant and with respect to all aspects of our operations.  Consequently, after our equity offering is completed and the plant is constructed and operating, we expect that the responsibilities of our managers for our operations will be reduced and their role will be limited to overall direction and policies.  We expect that those responsibilities will require one or two days per month and that our managers will have adequate time for that purpose.

Board of Managers

The names, addresses, ages, positions with our company and terms of our managers are as follows:

Name and Address	Age	Position	Term Expires

Ronald Mapes 9184 E. Binkley Rd. Stockton, IL 61085	66	Manager, Chair	January 2008

Jon Rosenstiel 73 Route 73 South Pearl City, IL 61062	43	Manager, Vice Chair	January 2008

Ronald Fluegel 2398 N. Crossroads Road Lena, IL 61048	47	Manager, Treasurer	January 2008

Quentin Davis 13779 W. White Oak Road Forreston, IL 61030	53	Manager, Secretary	January 2008

Gary Bocker 10662 Illinois Route 64 W. Polo, IL 61064	62	Manager	January 2008

Criss Davis 17092 Blackhawk Road Shullsburg, WI 53586	47	Manager and Vice President, Government and Organizational Affairs	January 2008

Dennis Hamilton 10664 E. Rush Town Road Stockton, IL 61085	64	Manager and Vice President, Strategic Development	January 2008

Karl Lawfer 4874 S. Willow Road Kent, IL 61044	41	Manager and Vice President Industry Relations	January 2008

David Shockey 6408 E. Shockey Road Ridott, IL 61067	49	Manager	January 2008

Brad Smith 2946 Otter Creek Road Milledgeville, IL 61051	34	Manager and Vice President, Operations	January 2008

Name and Address	Age	Position	Term Expires

Terry Sweitzer 423 N. Broad Lanark, IL 61046	32	Manager and Vice President, Risk Management	January 2008

Dennis Wilke 11745 Freeport Road Durand, IL 61024	54	Manager and Vice President, Transportation and Logistics	January 2008

Marvin Wurster 139 W. Maple Avenue Stockton, IL 61085	62	Manager and Vice President, Market Development	January 2008

Ronald Mapes – Ron farms in a family grain and beef cattle operation near Stockton, Illinois.  Ron is also a partner in Northwest Grain Inc. and attended the University of Wisconsin.  Ron serves on the Jo Daviess County Board (chair of the Economic Development Committee), is a trustee for Stockton Township, and serves on the Mt. Carroll Mutual Insurance Company board.  A member of the Jo Daviess County Farm Bureau and Illinois Beef Association, Ron previously served on the Illinois Soybean Promotion Board, United Soybean Board, and U.S. Meat Federation Board and Executive Committee.  He is also past president of the Jo Daviess County Fair.

Jon Rosenstiel – Jon operates a diversified grain and beef cattle operation near Pearl City, Illinois.  A graduate of Illinois State University with a BS in Ag Business, Jon also works full-time for Stephenson Service Company as Senior Sales Lead and Ridott location manager, overseeing key agronomy accounts and managing the company’s seed division.  A member of the Stephenson County Farm Bureau Board of Directors (chairing the Education Task Force and serving on the Government & Local Affairs Task Force), Jon is a board member of the Conservation & Ag Partners (CAP) Foundation.  He previously served as a board member and chairman of the Stephenson County SWCD and is an active member and treasurer of the Pearl City Lions Club.

Ronald Fluegel – Ron operates a grain and livestock farm near Lena, Illinois.  A graduate of Highland Community College, Ron has participated in numerous leadership development programs including the Northwestern University Kellogg Masters Marketing Program, the Illinois Ag Leadership Program, and the Young Dairy Leaders Institute.  Ron currently serves on the board of the Adkins Energy Cooperative and remains active in the local and state Holstein Associations, where he once served as county president and state committee member.  He is a past chairman of the Stephenson County Extension Council, a former board member and officer of the Stephenson County Farm Bureau, and a past member and president of the Le-Win Jaycees.  Ron is active in the Lena United Methodist Church, Lena Lions Club, and is a licensed IHSA basketball official.  He also maintains a Mycogen seed dealership and represents Bio Vet Animal Products.

Quentin Davis – A graduate of the University of Colorado with a BS in Civil/Environmental Engineering, Quentin is retired after 29 years as a registered Professional Engineer in Illinois, first as a project engineer followed by ownership and management of a local firm.  He currently is serving in a part-time capacity as Projects Administrator for the non-profit Freeport Downtown Development Foundation after previously serving on its board.  He is also a member of the board of the Freeport Area Economic Development Foundation.   Quentin is involved at Park Hills Evangelical Free Church, having served on the trustee board and building committee.  A United Way volunteer and a graduate of the Highland Community College Leadership Institute, Quentin served as co-chair for the Forestville Valley School District Citizens Advisory Building Committee.

Gary Bocker – Gary started Bocker Grain Inc. in 1971 and currently operates the grain business, a 7-unit trucking operation, a custom farming enterprise, an excavating firm, and a 4,000 acre family farming operation near Polo, Illinois.  Gary started farming at age 18 and built all of the grain storage systems in his business.  He served for many years on the board of trustees of Forreston Grove Church and on the business council of Crossroads Community Church in Freeport, where he is assisting in efforts to develop a satellite church in Polo.  Gary has also been very active with the Rockford Rescue Mission and the Lions Club where he served as District Governor in 1999 & 2000 and currently is a Lions’ Foundation trustee.

Criss Davis – Criss resides near Shullsburg, Wisconsin where he maintains farming operations in Wisconsin and Illinois, including general partnerships in Swigart & Davis Farms and Monticello Pork LLC.  Criss attended the University of Wisconsin-Platteville and Westfield State College in Massachusetts.  A past director of the Wisconsin Corn Growers Association and the National Corn Growers Association, Criss also served as past chairman of the United Soybean Board where he was a founding director of the Qualisoy Board.  He is also a member of the Wisconsin Farm Bureau Federation.

Dennis Hamilton – Recently retired after nearly 20 years as CEO of Freeport Memorial Hospital, Dennis is currently serving as President Emeritus of Freeport Health Network (FHN).  Prior to his career in Freeport, Dennis served in administrative capacities at two Chicago-area hospitals.  An Air Force veteran, Dennis lives near Stockton, Illinois where he owns a tree farm.  Dennis earned a BA in Economics from Loras College, Dubuque IA and his master’s degree in Health Care Administration from Trinity University, San Antonio TX.  In addition to his distinguished career in medical administration, Dennis has served in leadership positions as a board member of State Bank and US Bank in Freeport, Freeport Area Chamber of Commerce, Freeport Area Economic Development Foundation and the District 145 Referendum Committee.  He has also been involved with the mayor’s Coalition for a Safe Community, Illinois Compensation Trust, Illinois Hospital Assn., American Hospital Assn., American College of Health Care Executives and Rotary International.

Karl Lawfer – Karl operates a grain and livestock farming enterprise near Kent, Illinois.  A graduate of the University of Illinois with a BS in Animal Science, Karl has been involved in numerous civic activities and organizations including his local school board and township boards.  He currently serves as District 1 Director on the Illinois Soybean Association Board of Directors, and he was previously honored as an Illinois Outstanding Young Farmer, Jo Daviess County Outstanding Conservation Farmer, and Midwest Dairymen’s Milk Quality Award recipient.  He is also a graduate of the prestigious Illinois Ag Leadership Foundation leadership development program.

David Shockey – David is a partner and attorney with the firm of Shockey & Cox LLC based in Freeport, Illinois, where his practice deals principally with real estate, estate planning, and business planning.  He has practiced in Freeport since 1983 and was associated with Schmelzle & Kroeger Law Offices until 2002 when Shockey & Cox was formed.  Dave earned his B.S. in Agriculture and J.D. of Law from the University of Illinois in Champaign/Urbana.  He currently serves on the Highland Community College Board of Trustees, is a member of the board of the Freeport Area Economic Development Foundation and is involved in numerous civic organizations including Rotary, Freeport Art Museum, Jane Addamsland Park Foundation, Dakota Opportunities in Education Foundation and First Baptist Church.

Brad Smith – Brad resides near Milledgeville, Illinois.  He is a partner in Smith Farming Corporation with his parents, where they raise corn and soybeans, finish feeder cattle and operate a Dekalb & Asgrow seed dealership.  A 1994 graduate of the University of Illinois with a BS in Agriculture, Brad is also a 2004 graduate of the Illinois Ag Leadership Program.  He currently serves as president of Blackhawk Farm Business Farm Management (FBFM) Association and also serves on the Carroll County Farm Bureau board of directors.  Brad and his wife Sara were recognized as winners of the Illinois Farm Bureau Young Leader Achievement Award in 2004.

Terry Sweitzer – Terry graduated from Highland Community College in Freeport, Illinois (member of the Phi Theta Kappa honors society) and the University of Wisconsin-Platteville with a BS in Agribusiness.  At UW/P, Terry belonged to the Farm House fraternity and Alpha Zeta (Ag Council representative), and served as membership officer for the North American Marketing Association.  Terry began working with First Capitol Group in 1996 as a hedge consultant, providing hedge consulting and educational services to producers and commercial clients.  Terry resides in Lanark, Illinois where he serves as board chairman of the Cherry Grove Church of the Brethren where he is actively involved in a number of committees.

Dennis Wilke – Dennis lives near Durand, Illinois, where he operates a cash grain farming operation and trucking business.  A graduate of Durand HS, Dennis is supervisor for Harrison Township after serving as trustee for two years, and he also serves as a director of Durand State Bank.  He was a board member for Durand School

District #322 from 1985-93 and 1997-2001, serving as president from 1991-93.  Dennis also served on the Winnebago County Farm Bureau board of directors from 1980-86 where he was president from 1983-86.  Dennis is a 1981 graduate of the Illinois Farm Bureau Agricultural Leaders of Tomorrow (ALOT) leadership development program.

Marvin Wurster – Owner and operator of M&W Feed Service Ltd. and M&W Grain Ltd., Marv also operates a seed dealership at his enterprise in Elizabeth, Illinois.  He resides in Stockton, Illinois.  Marv received his BS from the University of Wisconsin-Platteville and his MS and PhD from South Dakota State University in Brookings.  He served as a nutritionist with Ralston Purina in St. Louis from 1969 until 1975, when he started M&W Feed Service.  He later expanded his services by opening M&W Grain in 1994.  A member of the Council for Agriculture Science & Technology, Marv is a former president of the Stockton School Board.

Committees of the Board of Managers

We presently have an executive committee and an audit committee of our board of managers.

Our executive committee exercises delegated responsibilities of the board of managers between regular meetings of the board of managers and as otherwise directed by the board.  Ronald Mapes (Chair), Jon Rosenstiel, Ronald Fluegel and Quentin Davis are serving as the initial members of our executive committee.

The audit committee selects our independent auditors, reviews the scope of audit and other services by the independent auditors, reviews our accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  Marvin Wurster (Chair), Brad Smith and Dennis Wilke serve as the initial members of the audit committee.

Our board of managers has determined that we do not have an audit committee financial expert serving on our audit committee.   We were organized and the development of our company has been led by our current managers who did not include an individual who would qualify as audit committee financial expert.  Our board of managers did not deem it appropriate to make any change in our board of managers during our development and financing phase.  Our next election of managers will take place in January 2008.  Our board of managers will determine prior to that election whether it is appropriate to add an audit committee financial expert to our board of managers and audit committee at that time or whether to defer such consideration until after our plant is constructed, we have commenced commercial operations and our development phase is completed.

We may establish additional committees in the future.  Additional committees may include a compensation committee, a nominating committee and other committees in the discretion of the board of managers.

Chief Executive and Chief Financial Officers

We do not currently have a chief executive officer but expect to have an experienced person to serve in that capacity prior to the completion of construction and commencement of operations of our plant.  Our chief executive officer would be responsible for the administration of our company and oversight of plant management.  We also may hire a chief financial officer to oversee our financial affairs, monitor the operation of our plant from a financial standpoint and be responsible for financial reports to our members and governmental authorities.  We anticipate that the chief executive officer and chief financial officer will be employees of our company and will report directly to our board of managers.

Plant Management

The members of our board of managers and executive officers do not have the background and expertise to manage the day to day activities of our plant as it commences operations.  We will require general management experience in all areas of biodiesel production.  The biodiesel industry is currently growing at a rapid pace and the demand for management personnel with experience in operations and financial management are in short supply.  Therefore, we have signed an agreement with REG to provide general management for our plant and operations.

REG has the resources necessary to locate qualified personnel, assure that qualified personnel are always in place and to provide for temporary replacements if needed.

We expect that the general manager supplied by REG will begin employment 6 to 9 months before we complete construction of the plant.  We will also require experienced operations personnel for our plant.  This will include a plant manager who will be primarily responsible for the day-to-day operations of our plant.  The general manager will begin employment before we complete construction of the plant.  The balance of our employees will also be hired and trained before we commence operations of the plant.  REG will provide training for operations personnel and on-site, start-up assistance as we commence operations.

Code of Ethics

Our board of managers has adopted a code of ethics that applies to persons including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions.  A copy of our code of ethics is filed with this report.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

Our executive officers who are also members of our board of managers serve on a part-time basis as required by their responsibilities to us.  We presently have no other executive officers.  No cash compensation has been paid by us to the persons serving as our executive officers, in their capacity as executive officers or as managers.  Warrants for the purchase of Class A Units have been  issued to our executive officers in their capacity as managers during the year ended December 31, 2006.  See “Compensation of Managers” below for complete information regarding the issuance and terms of such warrants.

The following table set forth all compensation paid or payable by us during the last three years to our Chair who  presently serves as our chief executive officer.

Summary Compensation Table

				Long Term Compensation
		Annual Compensation		Awards	Payouts
Name & Principal Position	Year	Salary	Bonus	Units Underlying Warrants	LTIP Payouts
Ronald Mapes, Chair	2006	$0	$0	$50,000	$0
(chief executive officer)	2005	$0	$0	$0	$0
	2004	$0	$0	$0	$0

Compensation of Managers

Other than for per diem and expense reimbursement, we do not pay our managers any cash compensation for acting in their capacity as managers, although we may do so in the future.  Managers may be reimbursed for reasonable expenses incurred in carrying out their duties as managers, including mileage reimbursement for travel to meetings.

On June 30, 2006, each member of our board of managers was granted warrants for the purchase of 50,000 of our Class A Units, amounting to an aggregate of 650,000 Units.  The warrants are exercisable at an exercise price of $1.00 per Unit.  The warrants will become exercisable upon the commencement of operations of our plant at its 30 mmgy capacity and will remain exercisable for a period of one year.  We may in the future issue Class A Units or Units of another class, or options or additional warrants to purchase such Units, to managers as compensation.  We have not adopted any plan or policy for such compensation.  We may compensate our managers for services provided in a capacity other than as a manager, provided that the disinterested managers on our Board shall establish this compensation.

Outstanding Equity Awards at December 31, 2006

	Warrants
	Number of Units Underlying Unexercised Warrants
Name	Exercisable	Unexercisable	Percent of Total	Exercise Price Per Unit	Warrant Expiration Date
Ronald Mapes	0	50,000	7.7%	$ 1.00	(1)

(1)           The warrants will become exercisable upon the commencement of operations of our plant at its 30 mmgy capacity and will remain exercisable for a period of one year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Units as of the date of this report by each person or entity known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A Units, each of our managers and executive officers, and all of our managers and executive officers as a group.

Name and Address (if required) of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2) (3)	Percentage of Outstanding Units (2)

Ronald Mapes	25,000.71%
Jon Rosenstiel	25,000.71%
Quentin Davis(5)	30,000.86%
Ronald Fluegel	50,000	1.43%
Karl Lawfer	25,000.71%
Terry Sweitzer	27,500.79%
Brad Smith	30,000.86%
Criss Davis(6)	50,000	1.43%
Gary Bocker(5)	100,000	2.86%
Marvin Wurster(4)	25,000.71%
Dennis Wilke(4)	30,000.86%
David Shockey	25,000.71%
Dennis Hamilton	25,000.71%
All managers and executive officers as a group	467,500	13.36%

(1)          Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the Units.

(2)          Units not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person.

(3)          Does not include Units issuable upon the exercise of warrants issued to each manager for the purchase of 50,000 Units at $1.00 per Unit because the Units will not be exercisable until the commencement of operations of our plant.

(4)          Includes Units owned in joint tenancy with spouse.

(5)          Includes Units owned by a trust over which he exercises sole voting and investment control.

(6)          Includes Units owned by a trust over which he exercises shared voting and investment control with his spouse.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, managers, their affiliates and us, and the fact that we may from time to time enter into transactions with our officers, managers and their affiliates.  Conflicts of interest could cause our officers and managers to put their own personal interests ahead of ours.  We cannot assure you that transactions we enter into with related parties will be on terms as favorable to us as those that could have been obtained in an arm’s-length transaction.  Disputes may arise concerning transactions we enter into with related parties, and it is possible that our officers and managers may receive more favorable treatment than an unaffiliated third party would receive.

Although we intend to examine all conflicts that may arise from time to time, we cannot assure you that conflicts of interest will not harm our business or reduce the value of our Units.  We currently have not established any formal procedures to evaluate or resolve any conflicts of interest.

Except as stated below, there have been no transactions during the past two years, and there are no proposed transactions, to which we were or are to be a party, in which any manager, executive officer, nominee to be a manager, holder of 5% or more of our outstanding Units or member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On June 30, 2006 our board of managers approved execution of an option agreement with the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation, giving us the option to purchase our proposed plant site in the Mill Race Industrial Park.  The option allows us to acquire that site at a purchase price of $347,100. The option was signed on June 20, 2006 and provides for option payments of $825 per month commencing August 1, 2006.  Three of our managers, Quentin Davis, Dennis Hamilton and David Shockey, are also members of the board of directors of the Foundation.  As a consequence of that relationship, on October 27, 2006, our board of managers ratified the execution of the option agreement following disclosure by the three managers of their relationship with the Foundation and a finding by the remaining members of our board that the terms of the transaction were fair and reasonable to us.  The three conflicted managers abstained from voting on the ratification motion and the ratification was approved by a unanimous vote of the remaining members of our board of managers.  On November 27, 2006, our board of managers approved an amendment to the option agreement extending the expiration date of the option from December 31, 2006 to March 31, 2007.  On March 15, 2007, the board approved a further amendment to the option agreement extending the expiration date to June 30, 2007.  In each case, the three conflicted managers abstained from voting on the motions to approve the amendments and the amendments were approved by a unanimous vote of the remaining members of our board of managers voting on the motion.  Messrs Davis, Hamilton and Shockey have no personal financial interest in the Foundation or the transaction.  We anticipate that they will abstain on any future action by our board of managers with respect to the option, including any action to exercise the option or purchase the site.

The occupations of our managers and officers may give rise to transactions involving a conflict of interest.  Although it is unlikely that any of our current managers or officers, or their affiliates, would supply feedstock to our biodiesel plant or purchase biodiesel or glycerin from us, we may find it desirable in the future to have representatives of our suppliers, customers or other key contractors serve on our board of managers.  In addition, members of our board of managers may provide supplies or services to us on terms similar to those available from disinterested providers.

Our managers may be considered promoters with respect to our company.  Each manager has purchased Units from us on the same terms as other members and has also received warrants for the purchase of 50,000 Units at an exercise price of $1.00 per Unit.  We do not consider any consultants or suppliers to us to be promoters.

We have not determined that any of our managers are independent by reference to NASDAQ Rule 4200(a)(15) or would be independent by reference to NASDAQ audit committee standards.

Item 13. EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

3.2	Amended and Restated Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-136353.)

4.2	Form of Promissory Note. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-136353.)

4.3	Escrow Agreement between the Registrant and State Bank dated December 4, 2006. (Incorporated by reference to Exhibit No. 4.3 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.1

Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated June 20, 2006. (Incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.2

Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006. (Incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form SB-2,
File No. 333-136353.)

10.3

Management and Operational Services Agreement between the Registrant and West Central Cooperative dated August 4, 2006. (Incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.4	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 2, 2006. (Incorporated by reference to Exhibit No. 10.4 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.5	Agreement between the Registrant and Ebenezer Mgmt, LLC dated May 10, 2006. (Incorporated by reference to Exhibit No. 10.5 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.6

Form of Warrant issued to members of the board of managers and executive officers of the Registrant. (Incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.7

Fee Agreement between the Registrant and Pacific Southwest Realty Services dated August 18, 2006. (Incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.8

Memorandum of Understanding between the Registrant and Freeport Area Economic Development Foundation dated September 1, 2006. (Incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.9	Consent to Assignment dated August 7, 2006 of Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006 to Renewable

Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.10

Consent to Assignment dated October 26, 2006 of Management and Operational Services Agreement between the Registrant and West Central Cooperative dated August 4, 2006 to Renewable Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.11

Amendment to Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated November 27, 2006. (Incorporated by reference to Exhibit No. 10.11 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.12

Term Sheet Proposal of 1st Farm Credit Services to the Registrant signed November 27, 2006. (Incorporated by reference to Exhibit No. 10.12 to our Registration Statement on Form SB-2, File No. 333-136353.)

*10.13	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 15, 2007.

*10.14

Construction Project Labor Agreement for Blackhawk Biodiesel Plant in Freeport, Illinois between Weitz Industrial, LLC and the Craft Local Unions Affiliated with the Northwestern Illinois Building and Construction Trades Council dated March 16, 2007.

*10.15	Second Amendment to Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated March 20, 2007.

*14.1	Code of Ethics and Business Conduct.

*31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

*31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

*32.1	Certificate pursuant to 18 U.S.C. Section 1350.

*     Filed or amended herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Boulay, Heutmaker, Zibell & Co. P.L.L.P., as our independent registered public accountants for the year ended December 31, 2006 and year ended December 31, 2005, are as follows:

Category	Fiscal Year	Fees
Audit Fees(1)	2006	$60,513
	2005	$17,900

(1)Audit fees include audit of our financial statements, reviews of our quarterly financial statements, reviews of our registration statement filed on Form SB-2 and related amendments, other services related to SEC matters, and discussions with our management and audit committee.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our audit committee pursuant to Company policy requiring such approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: April 2, 2007	/s/ RONALD MAPES
Ronald Mapes
Chair and Manager
(Principal Executive Officer)

Date: April 2, 2007	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer and Manager (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Ronald Mapes, Jon Rosenstiel and Quentin Davis, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-KSB of Blackhawk Biofuels, LLC and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them and their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	/s/ RONALD MAPES
Ronald Mapes
Chair and Manager
(Principal Executive Officer)

Date: April 2, 2007	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer and Manager (Principal Financial and Accounting Officer)

Date: April 2, 2007	/s/ JON ROSENSTIEL
Jon Rosenstiel
Manager

Date: April 2, 2007	/s/ QUENTIN DAVIS
Quentin Davis
Manager

Date: April 2, 2007	/s/ GARY BOCKER
Gary Bocker
Manager

Date: April 2, 2007	/s/ CRISS DAVIS
Criss Davis
Manager

Date: April 2, 2007	/s/ DENNIS HAMILTON
Dennis Hamilton
Manager

Date: April 2, 2007	/s/ KARL LAWFER
Karl Lawfer
Manager

Date: April 2, 2007	/s/ DAVID SHOCKEY
David Shockey
Manager

Date: April 2, 2007	/s/ BRAD SMITH
Brad Smith
Manager

Date: April 2, 2007	/s/ TERRY SWEITZER
Terry Sweitzer
Manager

Date: April 2, 2007	/s/ DENNIS WILKE
Dennis Wilke
Manager

Date: April 2, 2007	/s/ MARVIN WURSTER
Marvin Wurster
Manager

Supplemental information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The registrant has not sent an annual report or proxy material to its security holders, If such report or proxy material is sent to security holders subsequent to the filing of this report, copies of such material will be furnished to the Commission.

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

3.2	Amended and Restated Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-136353.)

4.2	Form of Promissory Note. (Incorporated by reference to Appendix C to the Prospectus contained in our Registration Statement on Form SB-2, File No. 333-136353.)

4.3	Escrow Agreement between the Registrant and State Bank dated December 4, 2006. (Incorporated by reference to Exhibit No. 4.3 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.1

Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated June 20, 2006. (Incorporated by reference to Exhibit No. 10.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.2

Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006. (Incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.3

Management and Operational Services Agreement between the Registrant and West Central Cooperative dated August 4, 2006. (Incorporated by reference to Exhibit No. 10.3 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.4	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 2, 2006. (Incorporated by reference to Exhibit No. 10.4 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.5	Agreement between the Registrant and Ebenezer Mgmt, LLC dated May 10, 2006. (Incorporated by reference to Exhibit No. 10.5 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.6

Form of Warrant issued to members of the board of managers and executive officers of the Registrant. (Incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.7

Fee Agreement between the Registrant and Pacific Southwest Realty Services dated August 18, 2006. (Incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.8	Memorandum of Understanding between the Registrant and Freeport Area Economic

Development Foundation dated September 1, 2006. (Incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.9

Consent to Assignment dated August 7, 2006 of Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006 to Renewable Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.10

Consent to Assignment dated October 26, 2006 of Management and Operational Services Agreement between the Registrant and West Central Cooperative dated August 4, 2006 to Renewable Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.11

Amendment to Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated November 27, 2006. (Incorporated by reference to Exhibit No. 10.11 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.12

Term Sheet Proposal of 1st Farm Credit Services to the Registrant signed November 27, 2006. (Incorporated by reference to Exhibit No. 10.12 to our Registration Statement on Form SB-2, File No. 333-136353.)

*10.13	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 15, 2007.

*10.14

Construction Project Labor Agreement for Blackhawk Biodiesel Plant in Freeport, Illinois between Weitz Industrial, LLC and the Craft Local Unions Affiliated with the Northwestern Illinois Building and Construction Trades Council dated March 16, 2007.

*10.15	Second Amendment to Real Estate Option Agreement between the Registrant and Freeport Area Economic Development Foundation dated March 20, 2007.

*14.1	Code of Ethics and Business Conduct.

*31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

*31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

*32.1	Certificate pursuant to 18 U.S.C. Section 1350.

*     Filed or amended herewith