Form 10QSB
period 2007-03-31
Blackhawk Biofuels, LLC
filed 2007-05-15
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

☐                                  Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from           to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2760722 (I.R.S. Employer Identification No.)

22 South Chicago Avenue Freeport, Illinois 61032 (Address of principal executive offices)

(815) 235-2461 (Issuer’s telephone number)

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007 the issuer had 3,500,000 Class A Limited Liability Company Units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐ Yes ☒ No

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Balance Sheet

March 31,
2007
(Unaudited)
ASSETS
Current Assets
Cash	$259,934
Prepaid expenses	26,000
Total current assets	285,934

Property and Equipment
Computers and office equipment	2,892
Construction in progress	2,752,842
Total property and equipment	2,755,734
Less accumulated depreciation	242
Net property and equipment	2,755,492

Other Assets
Deferred offering costs	567,393
Debt issuance costs	50,637
Total other assets	618,030

Total Assets	$3,659,456

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$138,811
Construction payable	252,842
Total current liabilities	391,653

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 3,500,000 units outstanding at March 31, 2007	3,482,433
Additional paid in capital	278,250
Deficit accumulated during development stage	(492,880)
Total members’ equity	3,267,803

Total Liabilities and Members’ Equity	$3,659,456

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	From Inception
	Ended	Ended	(April 28, 2005) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	79,914	45,135	261,755
General and administrative	133,920	10	358,092
Total	213,834	45,145	619,847

Operating Loss	(213,834)	(45,145)	(619,847)

Other Income
Grant revenue	—	5,000	102,500
Interest income	3,566	394	24,467
Total	3,566	5,394	126,967

Net Loss	$(210,268)	$(39,751)	$(492,880)

Weighted Average Units Outstanding	3,500,000	19,667	1,792,660

Net Loss Per Unit	$(0.06)	$(2.02)	$(0.27)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Three Months	Three Months	From Inception
	Ended	Ended	(April 28, 2005)
	March 31, 2007	March 31, 2006	to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(210,268)	$(39,751)	$(492,880)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	92,750	—	278,250
Depreciation	143	—	242
Grant income	—	(5,000)	—
Change in assets and liabilities
Prepaid expenses	(11,522)	—	(26,000)
Accounts payable	46,723	23,925	77,970
Net cash used in operating activities	(82,174)	(20,826)	(162,418)

Cash Flows from Investing Activities
Capital expenditures	—	—	(2,502,892)
Net cash used in investing activities	—	—	(2,502,892)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	—	(50,637)
Member contributions received	—	1,140,000	3,500,000
Payments refunded to prospective members	—	(19,500)	—
Payments for cost of raising capital	—	—	(17,567)
Payments for deferred offering costs	(196,540)	—	(506,552)
Net cash (used in) provided by financing activities	(196,540)	1,120,500	2,925,244

Net Increase (Decrease) in Cash	(278,714)	1,099,674	259,934

Cash – Beginning of Period	538,648	62,355	—

Cash – End of Period	$259,934	$1,162,029	$259,934

Supplemental Disclosure of Noncash Financing Activities
Deferred offering costs included in accounts payable	$60,841	$17,567	$60,841
Construction costs included in accounts payable	$252,842	$—	$252,842
Subscriptions received into restricted cash	$—	$1,090,000	$—
Construction deposit capitalized as construction in process	$179,664	$—	$—

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

March 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

The Company, which anticipates its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.  As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant.  The Company anticipates completion of the plant in summer of 2008.

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

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the assets estimated useful life.

The Company has incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which are capitalized as construction in process. If the equipment is not ultimately utilized, the Company will be able to recover a portion of the deposit, subject to a restocking fee.

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

Stock-Based Compensation

During 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

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

The Company has filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering is for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit.  The minimum purchase requirement is 12,500 units for a minimum investment of $25,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% is also due at subscription.  As of March 31, 2007, the Company has obtained subscriptions of approximately $19,000,000 under this offering. Subsequent to March 31, 2007 the Company has obtained subscriptions of approximately $21,322,000.  These funds will not be included in the financial statement until the Company has raised the minimum requirement and has broken escrow.

3.  FINANCING

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

4.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) which provides for the issuance of warrants to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant.  Under the Plan, the right to purchase the warrants will be exercisable at any time from and after the date on which the plant commences and will continue for a period of one year following such date, after which all such rights shall terminate.

The following table presents the weighted average assumptions used to estimate the fair values of the warrants granted to members of the board of managers in the periods presented, using the BSM option-pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life and expected volatility is based on the average reported lives and volatilities of a representative sample of one comparable company in our industry sector.

	Three months ended March 31, 2007	Three months ended March 31, 2006	Period from Inception (April 28, 2005) to March 31, 2007

Risk-free interest rate	4.90%	—	4.90%
Expected volatility	25.43%	—	25.43%
Expected life (in years)	2.70	—	3.00
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.14	—	$1.14

The following table summarizes the activity for outstanding members of the board of managers warrants:

Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2005	—	$—
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2006	—	$—
Granted	650,000	$1.00
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at March 31, 2007	650,000	$1.00	2.5	$650,000
Vested and exercisable as of March 31, 2007	$—	$—		$—
Vested and expected to vest as of March 31, 2007	650,000	$1.00	2.5	$650,000

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at March 31, 2007.

The Company recognized stock-based compensation expense of approximately $92,750 during the period ending March 31, 2007 and approximately $278,250 for the period from inception (April 28, 2005) to March 31, 2007 as a result of the adoption of SFAS No. 123R. As of March 31, 2007, approximately $463,750 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 2-3 years.  To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

5.  COMMITMENTS AND CONTINGENCIES

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

The Company may terminate this agreement at any time by giving written notice. During the year ended, December 31, 2006, the Company paid the fee of approximately $2,500,000.  As of March 31, 2007 the Company had incurred approximately $2,737,000 of expenditures under this contract, which are capitalized as construction in process and an amount of approximately $237,000 is included in construction payable.

Land Contracts

In June 2006, the Company entered into a contract with the Freeport Area Economic Development Foundation to have the option to purchase 23.14 acres of land in Stephenson County, Illinois for $15,000 per surveyed acre until December 31, 2006.  The contract was later amended to change the expiration date to June 30, 2007.  The Company will pay an amount of $825 on the first of each month commencing August 1, 2006, and each month thereafter in consideration for the option to purchase the land.  These payments will not be applied to the purchase price in the event this option is exercised.  Furthermore, a memorandum of understanding was entered into to provide for certain conditions and actions of both parties upon the execution of the land option agreement.  As of March 31, 2007, the Company has incurred approximately $6,600 under this option agreement.

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  The consultant will also receive 1% of any grant funds received by the Company, excluding any possible funds received from the USDA VAPG and Energy grant programs.  In February 2007, the Company extended this agreement for the purpose of consultation, contract negotiations and monitoring of construction phases of the plant.

The contract required a payment of $5,000 at the time the contract was executed, a payment of $5,000 upon breaking escrow and also a payment of $15,000 due on August 15, 2007.  When construction commences, additional compensation will be made in the form of units in the amount of $25,000.  Either party may terminate this contract upon fourteen days written advance notice.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

We commenced an offering of our units to raise equity capital in December 2006 and as of May 11, 2007 had received subscriptions for Units totaling approximately $21,322,000.  Subscriptions in our equity offering will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant.  If we have received $20,000,000 or more in offering proceeds by the closing of the offering, we will have until March 14, 2008 to satisfy the debt financing and permit conditions to release subscriptions from the escrow.  If we fail to satisfy the terms of the escrow or if we decide to terminate and abandon the offering at any time, we will promptly return the subscriptions to subscribers, with interest on the cash payments held in escrow.  We may require payment of the promissory notes at any time after we have received $20,000,000 or more in subscriptions.

The equity offering will close upon the earlier to occur of (1) our acceptance of subscriptions for Units for the maximum offering amount of $35,000,000; or (2) December 15, 2007.  We may also decide to close the offering any time after we have sold the $20,000,000 minimum offering amount if we determine that the offering proceeds, together with available debt financing and funds from other sources, are sufficient to capitalize our project.  If we satisfy the conditions for the release of subscriptions from escrow and the escrow is closed, we may nevertheless elect to continue to offer any remaining Units up to the maximum number to be sold until the offering closes.  We reserve the right to modify or terminate the offering, to reject subscriptions for Units in whole or in part and to waive conditions to the purchase of Units.

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

At any time after we have received at least $20,000,000 in subscriptions from investors in our equity offering, even if we have not yet satisfied the other conditions to release the subscription funds from escrow, we may require investors to pay the balance of their subscriptions represented by promissory notes into the escrow account.  As of May 11, 2007 we had received $21,322,000 in subscriptions in our equity offering.  However, we will not release any funds from escrow until all of the release conditions have been satisfied.  At any time after we satisfy all of the conditions to release the subscription funds from escrow, we may release the subscription funds, complete our debt financing, execute the design-build agreement and commence construction of our plant.

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

Pre-construction engineering, which includes completion of the design for the plant, began in May 2006 and was completed in April 2007 at a cost of approximately $2,500,000 under our pre-construction services agreement with REG.  We have received our air emission construction permit.  The permit application process for other permits necessary to commence construction began in September 2006 under our agreement with REG and is also expected to be completed by June 2007.  We expect to acquire our site in the Mill Race Industrial Park in June 2007 at a cost of approximately $350,000.  Site preparation and rail sub-ballast work is expected to commence and be completed in June 2007 at an estimated cost of $250,000.  All of these expenses have been or will be funded with existing cash resources and will not be funded with the proceeds of our equity offering.

We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of our equity offering.  Although there is always the possibility of delay in one or more facets of our schedule, our goal will be to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our design-build plant construction agreement and negotiate and sign our definitive debt financing agreements as early in 2007 as possible.  If we were able to complete these tasks by June 2007, we believe that REG would be able to move its crews and equipment to our site and commence construction in July 2007.

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

With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary.  This process will take approximately one month and will cost approximately $1,000,000.  Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us and REG for the commencement of commercial operations.  If we were able to start construction in July 2007, we would anticipate commencement of operations in the third quarter of 2008.

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

The scientific community contends that carbon dioxide and other heat-trapping emissions are responsible for global climate change.  Designation of carbon dioxide as a criteria pollutant would enable the EPA to regulate U.S. emissions of carbon dioxide to conform to a domestic standard or to an international treaty restricting those emissions, such as the Kyoto Protocol.  The Kyoto Protocol would require that the United States reduce its greenhouse gas emissions by 7% to 93% of 1990 levels by 2010.  However, the U.S. Senate rejected the Kyoto Protocol and the EPA determined that it did not have authority to regulate carbon dioxide.  Twelve states and several environmental activists sued the EPA over its decision but the U.S. Court of Appeals ruled in favor of the EPA in July 2005.  On June 26, 2006, the United States Supreme Court agreed to hear the case on appeal and the case was argued before the court on November 29, 2006.  On April 2, 2007, the Supreme Court ruled that the EPA does have the authority to regulate emissions of carbon dioxide and other greenhouse gasses.  We cannot predict the effect of this ruling or the effect of future regulations or legislation relating to carbon dioxide emissions as they may relate to our plant or its operations.

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

As of March 31, 2007, we had cash and cash equivalents of $259,934 and total assets of $3,659,456.  As of March 31, 2007, we had accounts payable and construction payable of $391,653.  Since our organization on April 28, 2005 through March 31, 2007, we generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, amounted to $126,967.  Operating expenses during that period, attributable primarily to start-up business expenses, were $619,847.  We had an accumulated loss of $492,880 at March 31, 2007.  Total members’ equity as of March 31, 2007, was $3,267,803.

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

Operating Expenses

From the commencement of our operations on April 28, 2005 through March 31, 2007, we have incurred an accumulated loss of $492,880.  This loss was funded by a portion of the proceeds of our seed equity financing.  The expenses resulting in the loss included $261,755 in professional fees and $358,092 in general organizational and administrative expenses.  These were offset in part by grant revenue totaling $102,500 and interest income of $24,467, which is recognized as other income.

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

Fiscal Quarter Financial Results

The following tables summarize information from our financial statements.  Because we are in the development stage, we have no revenues from operations.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

Statement of Operations Data:

	Fiscal Quarter Ended March 31, 2007	Fiscal Quarter Ended March 31, 2006	From Inception (April 28, 2005) to March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0
Other Income	3,566	5,394	126,967
Expenses	(213,834)	(45,145)	(619,847)
Loss Accumulated during Development Stage	$(210,268)	$(39,751)	$(492,880)

Balance Sheet Data:

March 31, 2007
(unaudited)
Assets:
Current Assets	$285,934
Property and Equipment, net	2,755,492
Other Assets	618,030
Total Assets	$3,659,456

Liabilities and Members’ Equity:
Current Liabilities	$391,653
Total Members’ Equity	3,267,803
Total Liabilities and Members Equity	$3,659,456

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

Item 3.  Controls and Procedures

Our management, including Ronald Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

As of May 11, 2007 we had received subscriptions for Units totaling approximately $21,322,000.

As of March 31, 2007 we had deferred offering costs relating to the offering of $567,393.  If the offering is successful, these costs will be netted against the offering proceeds in our financial statements.  All expenses were directly or indirectly incurred and paid to unrelated parties.  Executive officers and managers received reimbursement for some expenses incurred and paid to unrelated third parties by them.

Because the offering is continuing and we have not yet received any proceeds of the offering, none of such proceeds have been spent by us.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
*31.1	Certification pursuant to Rule 15d-14(a)

*31.2	Certification pursuant to Rule 15d-14(a)

*32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*      Filed or amended herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: May 15, 2007	/s/ Ronald Mapes
Ronald Mapes
Chair (Principal Executive Officer)

Date: May 15, 2007	/s/ Ronald Fluegel
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)