Form 10QSB
period 2007-06-30
Blackhawk Biofuels, LLC
filed 2007-08-14
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Name of small business issuer in its charter)

Delaware	20-2760722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 9, 2007 the issuer had 3,500,000 Class A Limited Liability Company Units outstanding.

Transitional Small Business Disclosure Format (Check one):   ☐ Yes  ☒ No

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

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

P ART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Balance Sheet

June 30, 2007
(Unaudited)
ASSETS
Current Assets
Cash	$111,373
Accounts receivable	12,472
Prepaid expenses	15,557
Total current assets	139,402

Property and Equipment
Computers and office equipment	2,892
Construction in progress	2,516,285
Total property and equipment	2,519,177
Less accumulated depreciation	385
Net property and equipment	2,518,792

Other Assets
Deferred offering costs	573,215
Debt issuance costs	50,637
Total other assets	623,852

Total Assets	$3,282,046

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$86,002

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 3,500,000 units outstanding at June 30, 2007	3,482,433
Additional paid in capital	371,000
Deficit accumulated during development stage	(657,389)
Total members’ equity	3,196,044

Total Liabilities and Members’ Equity	$3,282,046

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	Six Months	Six Months	From Inception
	Ended	Ended	Ended	Ended	(April 28, 2005) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	44,514	48,893	124,428	94,028	306,269
General and administrative	121,315	9,843	255,235	9,853	479,407
Total	165,829	58,736	379,663	103,881	785,676

Operating Loss	(165,829)	(58,736)	(379,663)	(103,881)	(785,676)

Other Income
Grant revenue	—	61,130	—	66,130	102,500
Interest income	1,320	8,527	4,886	8,921	25,787
Total	1,320	69,657	4,886	75,051	128,287

Net Income (Loss)	$(164,509)	$10,921	$(374,777)	$(28,830)	$(657,389)

Weighted Average Units Outstanding	3,500,000	3,290,879	3,500,000	1,664,309	1,988,338

Net Loss Per Unit	$(0.05)	$0.00	$(0.11)	$(0.02)	$(0.33)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(April 28, 2005)
	June 30, 2007	June 30, 2006	to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(374,777)	$(28,830)	$(657,389)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	185,500	—	371,000
Depreciation	286	26	385
Grant income	—	(66,130)	—
Change in assets and liabilities
Prepaid expenses	(1,079)	(21,967)	(15,557)
Accounts receivable	(12,472)	—	(12,472)
Accounts payable	48,356	31,749	79,603
Net cash used in operating activities	(154,186)	(85,152)	(234,430)

Cash Flows from Investing Activities
Capital expenditures	—	(688)	(2,519,177)
Deposit	—	(2,500,000)	—
Construction in process	(16,285)	—	—
Net cash used in investing activities	(16,285)	(2,500,688)	(2,519,177)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	—	(50,637)
Member contributions received	—	3,500,000	3,500,000
Payments received from (paid to) prospective members	—	(65,000)	—
Payments for cost of raising capital	—	(17,568)	(17,567)
Payments for deferred offering costs	(256,804)	(16,759)	(566,816)
Net cash (used in) provided by financing activities	(256,804)	3,400,673	2,864,980

Net Increase (Decrease) in Cash	(427,275)	814,833	111,373

Cash – Beginning of Period	538,648	62,355	—

Cash – End of Period	$111,373	$877,188	$111,373

Supplemental Disclosure of Noncash Financing Activities
Deferred offering costs included in accounts payable	$6,399	$54,622	$6,399
Construction deposit capitalized as construction in process	$179,664	$—	$—
Construction financing costs reclassified to debt issuance costs	$637	$—	$—

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2007

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

Nature of Business

The Company, which anticipates its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.  As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant.  The Company anticipates completion of the plant in the fourth quarter of 2008.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after

November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

Earnings Per Share

Earnings per share are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants, representing 650,000 units, are not considered in the fully diluted calculation since they are anti-dilutive.

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

The Company had filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering is for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit.  The minimum purchase requirement is 12,500 units for a minimum investment of $25,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% is also due at subscription.  As of June 30, 2007, the Company has raised approximately $21,600,000 under this offering.  Subsequent to June 30, 2007 the Company has obtained subscriptions of approximately $21,672,000.  These funds will not be included in the financial statement until the Company has met their remaining requirements to release the funds from escrow.

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

Period from Inception (August 28, 2005) to June 30, 2007
Risk-free interest rate	4.90%
Expected volatility	25.43%
Expected life (in years)	3.00
Dividend yield	—
Weighted-average estimated fair value of options granted during the period	$1.14

The following table summarizes the activity for outstanding members of the board of managers warrants:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate IntrinsicValue (1)

Balance at December 31, 2005	—	$—
Granted	650,000	$1.00
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2006	650,000	$1.00
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at June 30, 2007	650,000	$1.00	2.0	$650,000
Vested and exercisable as of June 30, 2007	—	$—		$—
Vested and expected to vest as of June 30, 2007	650,000	$1.00	2.0	$650,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at June 30, 2007.

The Company recognized stock-based compensation expense of approximately $185,500 during the six month period ending June 30, 2007 and approximately $371,000 for the period from inception (April 28, 2005) to June 30, 2007 as a result of the adoption of SFAS No. 123R. As of June 30, 2007, approximately $371,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 1-2 years.  To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

5.  COMMITMENTS AND CONTINGENCIES

Plant Construction

The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $62,000,000.  This estimate may increase by the time the plant is constructed.  In April 2006, the Company entered into a preconstruction services agreement with an unrelated general contractor to provide preliminary design, engineering, permitting and purchasing services for the development and construction of the plant for approximately $2,500,000.  If the Company proceeds with the construction of the biodiesel facility, the $2,500,000 shall be applied to the final design-build agreement contract price, which is estimated to be approximately $50,000,000.  If the Company terminates the agreement, any remaining amounts above expenses incurred through the termination date, less a 15% restocking fee, will be refunded or if costs exceed $2,500,000, the contractor will bear the additional costs and the Company will have no further obligation to the contractor.

The Company may terminate this agreement at any time by giving written notice. During the year ended, December 31, 2006, the Company paid the fee of approximately $2,500,000.  As of June 30, 2007, the contractor has expended the $2,500,000 and had incurred an additional amount of approximately $2,902,000. Upon such time the Company and contractor enter into a final design build contract, the Company will be obligated to pay the $2,902,000 of additional expenditures, plus any additional amounts incurred over the initial $2,500,000 down payment.

Land Contracts

In June 2006, the Company entered into a contract with the Freeport Area Economic Development Foundation to have the option to purchase 23.14 acres of land in Stephenson County, Illinois for $15,000 per surveyed acre until December 31, 2006.  The contract was later amended to change the expiration date to September 30, 2007.  The Company will pay an amount of $825 on the first of each month commencing August 1, 2006, and each month thereafter in consideration for the option to purchase the land.  These payments will not be applied to the purchase price in the event this option is exercised.  Furthermore, a memorandum of understanding was entered into to provide for certain conditions and actions of both parties upon the execution of the land option agreement.  As of June 30, 2007, the Company has incurred approximately $9,075 under this option agreement.

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

We will not generate revenue until we complete construction of our plant, which we are targeting for the fourth quarter of 2008, or earlier if possible.  We intend to use the proceeds of our current equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with the construction and operation of our plant.  We will also need a significant amount of debt financing in order to complete the plant.  We anticipate that our losses will continue until the plant has commenced operations.

Assuming we raise the equity we need to obtain debt financing, we intend to seek and close on our debt financing and obtain all necessary permits by October 2007.  We expect the time required to progress from groundbreaking to mechanical completion of the plant to be approximately 12 months.  We estimate the total capital required to construct the plant and commence operations to be approximately $62,000,000.  This includes approximately $50,600,000 to build the plant and approximately $11,400,000 for other capital expenditures, working capital and reserves.

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

We commenced an offering of our units to raise equity capital in December 2006 and as of August 8, 2007 had received subscriptions for Units totaling approximately $21,927,000.  Subscriptions in our equity offering will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant.  If we have received $20,000,000 or more in offering proceeds by the closing of the offering, we will have until March 14, 2008 to satisfy the debt financing and permit conditions to release subscriptions from the escrow.  If we fail to satisfy the terms of the escrow or if we decide to terminate and abandon the offering at any time, we will promptly return the subscriptions to subscribers, with interest on the cash payments held in escrow.  We may require payment of the promissory notes at any time after we have received $20,000,000 or more in subscriptions.

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

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for a construction loan in a maximum amount of $27,500,000 to be followed by a term loan in a maximum amount of $25,000,000 and an operating line in a maximum amount of $5,000,000.  The FCS proposal is subject to a variety of terms and conditions which may or may not be acceptable to us.  There is no assurance that the FCS proposal will result in receipt by us of an acceptable commitment or the debt financing that we will require,

or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders.   The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $34,500,000 in equity; (b) the term loan will be repayable in equal installments of principal and interest over a 10 year term; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations.  The operating line, as proposed, would be available based on a percentage of inventory and receivables and will bear interest at a variable rate based on LIBOR.  The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings.

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

At any time after we have received at least $20,000,000 in subscriptions from investors in our equity offering, even if we have not yet satisfied the other conditions to release the subscription funds from escrow, we may require investors to pay the balance of their subscriptions represented by promissory notes into the escrow account.  As of August 8, 2007 we had received $21,927,000 in subscriptions in our equity offering.  However, we will not release any funds from escrow until all of the release conditions have been satisfied.  At any time after we satisfy all of the conditions to release the subscription funds from escrow, we may release the subscription funds, complete our debt financing, execute the design-build agreement and commence construction of our plant.

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

Site Acquisition and Development

We presently expect that our plant will be built on a site near Freeport, Illinois.  We have an option to acquire that site at a purchase price of $347,100 from the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation.  The option was signed on June 20, 2006 and provides for option payments of $825 per month commencing August 1, 2006.  The original expiration date of the option was December 31, 2006.  On November 27, 2006 the option was extended to March 31, 2007.  On March 20, 2007 it was extended to June 30, 2007. On June 26, 2007 it was extended to July 31, 2007. On July 31, 2007 it was extended again and it presently expires on September 30, 2007.  The option does not contain any provisions for further extension.  Preliminary engineering reports indicate that the site is suitable for construction of a biodiesel plant.  Further investigations relating to environmental and archeological conditions are underway.  The site has been zoned in the M-1 manufacturing classification required for our plant by the Stephenson County board.  Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary for us to build our plant.  REG has indicated on a preliminary basis its approval of the site for purposes of its willingness to build our plant.  We have not identified any other possible sites which may be suitable for our plant and have no options on any other sites.  Accordingly, we presently believe and intend that our plant will be built on the Freeport site.

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

Pre-construction engineering, which includes completion of the design for the plant, began in May 2006 and was completed in April 2007 at a cost of approximately $2,500,000 under our pre-construction services agreement with REG.  We have received our air emission construction permit.  The permit application process for other permits necessary to commence construction began in September 2006 under our agreement with REG and is also expected to be completed by October 2007.  We expect to acquire our site in the Mill Race Industrial Park in September 2007 at a cost of approximately $350,000.  Site preparation and rail sub-ballast work was completed in July 2007 at a cost of approximately $250,000.  All of these expenses have been or will be funded with existing cash resources and will not be funded with the proceeds of our equity offering.

We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of our equity offering.  Although there is always the possibility of delay in one or more facets of our schedule, our goal is to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our design-build plant construction agreement and negotiate and sign our definitive debt financing agreements as quickly as possible.  If we were able to complete these tasks by October 2007 we believe that REG would be able to move its crews and equipment to our site and commence construction during that month or very shortly thereafter.

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

With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary.  This process will take approximately one month and will cost approximately $1,000,000.  Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us and REG for the commencement of commercial operations.  If we were able to start construction in October 2007, we would anticipate commencement of operations in the fourth quarter of 2008.

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

Liquidity and Capital Resources

Funding for our project planning and development activities has been provided by a seed capital financing, totaling $3,500,000, and partial receipts from grants from the United States Department of Agriculture (“USDA”) and the Illinois Soybean Board which have been awarded in the aggregate amount of $102,500.  We have applied for additional USDA and Illinois state grants.  We presently do not expect to receive the support we requested from the State of Illinois.

As of June 30, 2007, we had cash and cash equivalents of $111,373 and total assets of $3,282,046.  As of June 30, 2007, we had accounts payable of $86,002.  Since our organization on April 28, 2005 through June 30, 2007, we generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, amounted to $128,287.  Operating expenses during that period, attributable primarily to start-up business expenses, were $785,676.  We had an accumulated loss of $657,389 at June 30, 2007.  Total members’ equity as of June 30, 2007, was $3,196,044.

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

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for a construction loan in a maximum amount of $27,500,000 to be followed by a term loan in a maximum amount of $25,000,000 and an operating line in a maximum amount of $5,000,000.  The FCS proposal is subject to a variety of terms and conditions which may or may not be acceptable to us.  There is no assurance that the FCS proposal will result in receipt by us of an acceptable commitment or the debt financing that we will require, or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders.

The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $34,500,000 in equity; (b) the term loan will be repayable in equal installments of principal and interest over a 10 year term; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations.  The operating line, as proposed, would be available based on a percentage of inventory and receivables and will bear interest at a variable rate based on LIBOR.  The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings.  For its proposal, we are obligated to pay FCS a $225,000 underwriting and participation fee, $50,000 of which we paid upon our acceptance of the term sheet and $175,000 of which will be due upon closing of the financing.

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

Operating Expenses

From the commencement of our operations on April 28, 2005 through June 30, 2007, we have incurred an accumulated loss of $657,389.  This loss was funded by a portion of the proceeds of our seed equity financing.  The expenses resulting in the loss included $306,269 in professional fees and $479,407 in general organizational and administrative expenses.  These were offset in part by grant revenue totaling $102,500 and interest income of $25,787, which is recognized as other income.

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

Statement of Operations Data:	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended June 30, 2006	From Inception (April 28, 2005) to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0
Other Income	1,320	69,657	128,287
Expenses	(165,829)	(58,736)	(785,676)
Loss Accumulated during Development Stage	$(164,509)	$10,921	$(657,389)

Balance Sheet Data:	June 30, 2007
(unaudited)
Assets:
Current Assets	$139,402
Property and Equipment, net	2,518,792
Other Assets	623,852
Total Assets	$3,282,046

Liabilities and Members’ Equity:
Current Liabilities	$86,002
Total Members’ Equity	3,196,044
Total Liabilities and Members Equity	$3,282,046

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

Item 3.  Controls and Procedures

Our management, including Ronald Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As of August 8, 2007 we had received subscriptions for Units totaling approximately $21,672,000.

As of June 30, 2007 we had deferred offering costs relating to the offering of $573,215.  If the offering is successful, these costs will be netted against the offering proceeds in our financial statements.  All expenses were directly or indirectly incurred and paid to unrelated parties.  Executive officers and managers received reimbursement for some expenses incurred and paid to unrelated third parties by them.

Because the offering is continuing and we have not yet received any proceeds of the offering, none of such proceeds have been spent by us.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
*10.1	Third Amendment to Real Estate Option Agreement between the Registrant Freeport Economic Development Foundation.

*10.2	Fourth Amendment to Real Estate Option Agreement between the Registrant and Freeport Economic Development Foundation dated July 31, 2007.

*10.3	Term Sheet Proposal of 1st Farm Credit Services to the Registrant signed July 5, 2007.

*31.1	Certification pursuant to Rule 15d-14(a)

*31.2	Certification pursuant to Rule 15d-14(a)

*32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*    Filed or amended herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: August 14, 2007	/s/ RONALD MAPES
Ronald Mapes
Chair (Principal Executive Officer)

Date: August 14, 2007	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)