Form 10QSB
period 2007-09-30
Blackhawk Biofuels, LLC
filed 2007-11-14
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2007 the issuer had 3,500,000 Class A Limited Liability Company Units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Balance Sheet

September 30,
2007
(Unaudited)

ASSETS
Current Assets
Cash	$80,644
Prepaid expenses	15,321
Total current assets	95,965

Property and Equipment
Computers and office equipment	2,892
Construction in progress	2,516,285
Total property and equipment	2,519,177
Less accumulated depreciation	530
Net property and equipment	2,518,647

Other Assets
Deferred offering costs	588,356
Debt issuance costs	59,358
Total other assets	647,714

Total Assets	$3,262,326

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$112,659

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 3,500,000 units outstanding at September 30, 2007	3,482,433
Additional paid in capital	463,750
Deficit accumulated during development stage	(796,516)
Total members’ equity	3,149,667

Total Liabilities and Members’ Equity	$3,262,326

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months	From Inception
	Ended	Ended	Ended	Ended	(April 28, 2005) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	21,269	27,670	145,697	121,698	327,538
General and administrative	118,484	105,656	373,719	115,509	597,891
Total	139,753	133,326	519,416	237,207	925,429

Operating Loss	(139,753)	(133,326)	(519,416)	(237,207)	(925,429)

Other Income
Grant revenue	—	33,870	—	100,000	102,500
Interest income	626	6,602	5,512	15,523	26,413
Total	626	40,472	5,512	115,523	128,913

Net Income (Loss)	$(139,127)	$(92,854)	$(513,904)	$(121,684)	$(796,516)

Weighted Average Units Outstanding	3,500,000	3,500,000	3,500,000	2,282,930	2,145,305

Net Loss Per Unit	$(0.04)	$(0.03)	$(0.15)	$(0.05)	$(0.37)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(April 28, 2005)
	September 30, 2007	September 30, 2006	to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(513,904)	$(121,684)	$(796,516)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	278,250	92,750	463,750
Depreciation	431	60	530
Grant income	—	(100,000)	—
Change in assets and liabilities
Prepaid expenses	(843)	(17,934)	(15,321)
Accounts receivable	—	—	—
Accounts payable	55,781	18,346	87,027
Net cash used in operating activities	(180,285)	(128,462)	(260,530)

Cash Flows from Investing Activities
Capital expenditures	—	(688)	(2,519,177)
Deposit	—	(2,500,000)	—
Construction in process	(16,285)	—	—
Net cash used in investing activities	(16,285)	(2,500,688)	(2,519,177)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	—	(50,636)
Member contributions received	—	3,500,000	3,500,000
Payments received from (paid to) prospective members	—	(65,000)	—
Payments for cost of raising capital	—	(17,568)	(17,567)
Payments for deferred offering costs	(261,434)	(179,983)	(571,446)
Net cash (used in) provided by financing activities	(261,434)	3,237,449	2,860,351

Net Increase (Decrease) in Cash	(458,004)	608,299	80,644

Cash – Beginning of Period	538,648	62,355	—

Cash – End of Period	$80,644	$670,654	$80,644

Supplemental Disclosure of Noncash Financing Activities
Deferred offering costs included in accounts payable	$16,910	$79,190	$16,910
Construction deposit capitalized as construction in process	$179,664	$—	$—
Debt issuance costs included in accounts payable	$8,722	$—	$8,722

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2007

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

Nature of Business

The Company, which anticipates its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility. The Company was formed on April 28, 2005 to have an indefinite life. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant. The Company anticipates completion of the plant in spring of 2009.

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

Earnings Per Unit

Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Warrants, representing 650,000 units, are not considered in the fully diluted calculation since they are antidilutive.

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

The Company filed a Registration Statement Form SB-2 with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006. The Offering is for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit. The minimum purchase requirement is 12,500 units for a minimum investment of $25,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account. In addition, a signed full recourse promissory note for the remaining 90% is also due at subscription. As of September 30, 2007, the Company has raised approximately $22,150,000 under this offering. Subsequent to September 30, 2007 the Company has obtained additional subscriptions of approximately $172,000. These funds will not be included in the financial statement until the Company has met all of the terms of the escrow agreement.

3. FINANCING

In August 2007, the Company obtained an updated term sheet proposal from a financial institution to obtain long term financing for the construction of a 30 million gallon biodiesel production facility. Under the terms of the proposal, the financial institution will provide a maximum construction loan of $27,500,000, which consists of two term loans, subject to minimum total member equity contributions of $32,300,000. The construction loans are available from the day of the formal loan closing until the earlier of 60 days post construction or the maturity date. The construction period is defined by the term sheet as sixteen months from the date of loan closing. During the construction period, interest payments are due quarterly at the 30-day LIBOR plus 365 basis points. Upon the completion of construction and with appropriate certification of the plant operation, the total outstanding construction loan balance will be converted into two term loans providing a maximum of $27,500,000. The term loan of $20,000,000 will mature ten years from the conversion date of those facilities, with equal payments of principal and interest due quarterly. At conversion of the loan up to 50% of the term loan is eligible for the variable base rate at 90-day LIBOR plus 340 basis points, the remaining 50% of the term loan will be required to be priced on fixed rates determined by adding 340 basis points to the Lender’s funding costs. The $7,500,000 term loan will mature fifteen years from the conversion date of those facilities, with equal payments of principal and interest due quarterly. At conversion of the loan up to 50% of the term loan is eligible for the variable base rate at 90-day LIBOR plus 340 basis points, the remaining 50% of the term loan will be required to be priced on fixed rates determined by adding 340 basis points to the Lender’s funding costs.

In addition, the term sheet proposal provides a maximum operating line of credit of $5,000,000, commencing upon completion of construction and with appropriate certification of the plant operation. Interest payments will be due monthly until maturity of the note, which will be 364 days from the loan closing date of those facilities.

In August 2007, the Company obtained two conditional commitments from the United States Department of Agriculture (USDA) to provide loan note guarantees in the amounts of $20,000,000 and $7,500,000, subject to the conditions and requirements specified in the agreements. If the conditions are not met within 500 days from the date of the commitments, the USDA reserves the right to terminate the commitment.

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

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from Inception (April 28, 2005) to September 30, 2007

Risk-free interest rate	4.90%	—	4.90%
Expected volatility	25.43%	—	25.43%
Expected life (in years)	2.50	—	3.00
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$1.14	—	$1.14

The following table summarizes the activity for outstanding members of the board of managers warrants:

Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2005	—	$—
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2006	—	$—
Granted	650,000	$1.00
Exercised	—	$—
Canceled/forfeited/expired
Balance at September 30, 2007	650,000	$1.00	2.0	$650,000
Vested and exercisable as of September 30, 2007	$—	$—		$—
Vested and expected to vest as of September 30, 2007	650,000	$1.00	2.0	$650,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at September 30, 2007.

The Company recognized stock-based compensation expense of approximately $278,250 during the nine month period ending September 30, 2007 and approximately $463,750 for the period from inception (April 28, 2005) to September 30, 2007 as a result of the adoption of SFAS No. 123R. As of September 30, 2007, approximately $278,250 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 2 years. To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

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

The Company may terminate this agreement at any time by giving written notice. During the year ended, December 31, 2006, the Company paid the fee of approximately $2,500,000. As of September 30, 2007, the contractor has expended the $2,500,000 and had incurred an additional amount of approximately $4,468,000. Upon such time the Company and contractor enter into a final design build contract, the Company will be obligated to pay the $4,468,000 of additional expenditures, plus any additional amounts incurred over the initial $2,500,000 down payment. Although it is reasonably possible, substantial uncertainty exists regarding the Company’s ability to close on the necessary financing and enter into a final design build contract.  As such, the Company will not recognize this excess construction expenditure nor the related obligation until management is able to enter into a final design build contract.

Land Contracts

In June 2006, the Company entered into a contract with the Freeport Area Economic Development Foundation to have the option to purchase 23.14 acres of land in Stephenson County, Illinois for $15,000 per surveyed acre until December 31, 2006. The contract was later amended to change the expiration date to September 30, 2007, of which was extended to December 31, 2007 on November 9, 2007. The Company will pay an amount of $825 on the first of each month commencing August 1, 2006, and each month thereafter in consideration for the option to purchase the land. These payments will not be applied to the purchase price in the event this option is exercised. Furthermore, a memorandum of understanding was entered into to provide for certain conditions and actions of both parties upon the execution of the land option agreement. As of September 30, 2007, the Company has incurred approximately $11,550 under this option agreement, which has been recognized in general and administrative expense.

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

In July 2007, the Company entered into a Financial Referral, Consulting and Incentive Agreement to assist the Company in obtaining debt financing for the construction and permanent financing of the 30 million gallon bio-diesel facility. The contract required a non-refundable application fee of $1,600 and a 1% finder’s fee for any type of debt financed from lenders that the Company has not had negotiations with prior to the agreement.

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

We will not generate revenue until we complete construction of our plant, which we are targeting for the second quarter of 2009, or earlier if possible. We intend to use the proceeds of our current equity offering to pay for a portion of the development, construction and start-up costs we expect to incur in connection with the construction and operation of our plant. We will also need a significant amount of debt financing in order to complete the plant. We anticipate that our losses will continue until the plant has commenced operations.

Assuming we raise the equity we need to obtain debt financing, we intend to seek and close on our debt financing and obtain all necessary permits by December 2007. We expect the time required to progress from groundbreaking to mechanical completion of the plant to be approximately 12 months. We estimate the total capital required to construct the plant and commence operations to be approximately $62,000,000. This includes approximately $50,600,000 to build the plant and approximately $11,400,000 for other capital expenditures, working capital and reserves.

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

Plan of Operations Until Plant Start-Up

From the present to the second quarter of 2009, or earlier if possible, we will be actively involved in five principal tasks:

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

We commenced an offering of our units to raise equity capital in December 2006 and as of November 12, 2007 had received subscriptions for Units totaling approximately $22,322,000. Subscriptions in our equity offering will be held in escrow until we have received (a) $20,000,000 or more in offering proceeds, in cash and promissory notes, exclusive of interest, (b) written commitments to provide senior debt and subordinated debt which, combined with the offering proceeds and funds from grants and other resources, would equal at least $58,400,000, and (c) the air emission source permit required to commence construction of our plant. If we have received $20,000,000 or more in offering proceeds by the closing of the offering, we will have until March 14, 2008 to satisfy the debt financing and permit conditions to release subscriptions from the escrow. If we fail to satisfy the terms of the escrow or if we decide to terminate and abandon the offering at any time, we will promptly return the subscriptions to subscribers, with interest on the cash payments held in escrow. We may require payment of the promissory notes at any time after we have received $20,000,000 or more in subscriptions.

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

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for a construction loan in a maximum amount of $27,500,000 to be followed by two term loans in a maximum amount of $20,000,000 and $7,500,000, respectively, and an operating line in a maximum amount of $5,000,000. The FCS proposal is subject to a variety of terms and conditions which may or may not be acceptable to us. There is no assurance that the FCS proposal will result in receipt by us of an acceptable commitment or the debt financing that we will require, or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders. The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $32,300,000 in equity; (b) the term loans will be repayable in equal installments of principal and interest over 10 and 15 year terms, respectively, plus sweep payments of year end free cash flow; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations. The operating line, as proposed, would be available based on a percentage of inventory and receivables and will bear interest at a variable rate based on LIBOR. The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings.

We have contacted and have had limited discussions with other prospective lenders, but have no agreement with any other lender for the senior debt financing that we require. We presently have no sources for subordinated debt financing. Even if our equity offering is successful, if we do not secure the debt financing that we require, we will not be able to construct our plant and will be forced to abandon our plans.

At any time after we have received at least $20,000,000 in subscriptions from investors in our equity offering, even if we have not yet satisfied the other conditions to release the subscription funds from escrow, we may require investors to pay the balance of their subscriptions represented by promissory notes into the escrow account. As of November 12, 2007 we had received $22,322,000 in subscriptions in our equity offering. However, we will not release any funds from escrow until all of the release conditions have been satisfied. At any time after we satisfy all of the conditions to release the subscription funds from escrow, we may release the subscription funds, complete our debt financing, execute the design-build agreement and commence construction of our plant.

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

Site Acquisition and Development

We presently expect that our plant will be built on a site near Freeport, Illinois. We have an option to acquire that site at a purchase price of $347,100 from the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation. The option was signed on June 20, 2006 and provides for option payments of $825 per month commencing August 1, 2006. The original expiration date of the option was December 31, 2006. The expiration date has been extended five times, most recently on November 9, 2007 when it was extended to December 31, 2007. The option does not contain any provisions for further extension. Preliminary engineering reports indicate that the site is suitable for construction of a biodiesel plant. Further investigations relating to environmental and archeological conditions are underway. The site has been zoned in the M-1 manufacturing classification required for our plant by the Stephenson County board. Although other permits are required, we are optimistic regarding our ability to obtain all permits necessary for us to build our plant. REG has indicated on a preliminary basis its approval of the site for purposes of its willingness to build our plant. We have not identified any other possible sites which may be suitable for our plant and have no options on any other sites. Accordingly, we presently believe and intend that our plant will be built on the Freeport site.

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

Pre-construction engineering, which includes completion of the design for the plant, began in May 2006 and was completed in April 2007 at a cost of approximately $2,500,000 under our pre-construction services agreement with REG. We have received our air emission construction permit. The permit application process for other permits necessary to commence construction began in September 2006 under our agreement with REG. Most permits have been received and final permits are expected to be received by December 2007. We expect to acquire our site in the Mill Race Industrial Park in December 2007 or the first quarter of 2008 at a cost of approximately $350,000. Site preparation and rail sub-ballast work was completed in July 2007 at a cost of approximately $250,000. All of these expenses have been or will be funded with existing cash resources and will not be funded with the proceeds of our equity offering.

We are continuing discussions with potential debt financing sources with a view to receiving a debt financing commitment letter before, upon or very shortly after completion of our equity offering. Although there is always the possibility of delay in one or more facets of our schedule, our goal is to complete our equity offering, secure our debt financing commitment letter, secure our air emission and construction permits, complete negotiations and sign our design-build plant construction agreement and negotiate and sign our definitive debt financing agreements as quickly as possible. If we were able to complete these tasks by December 2007 we believe that REG would be able to move its crews and equipment to our site and commence construction during the first quarter of 2008.

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

With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary. This process will take approximately one month and will cost approximately $1,000,000. Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us and REG for the commencement of commercial operations. If we were able to start construction in the first quarter of 2008, we would anticipate commencement of operations in the second quarter of 2009.

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

Competition from Future Construction

According to the National Biodiesel Board, as of September 7, 2007 there were 165 biodiesel plants in production in the United States, with a capacity of 1.85 billion gallons per year, and approximately 84 more plants under construction or expansion which would add an estimated 1.37 billion gallons per year in biodiesel capacity. Many other groups or companies are reviewing the opportunity for plant construction through feasibility studies or fundraising efforts. Expansion in the industry has accelerated for the past five years and has been stimulated by legislation and subsidies. Because there are very few barriers to entering the biodiesel industry and because the biodiesel process itself is fairly simple, this expansion is expected to continue subject to market factors. Such dynamic expansion has been accompanied by substantial capital flows into the industry. In northern Illinois and adjacent areas of Wisconsin and Iowa (within a 150 mile radius of our site) there are eight operating biodiesel plants with an annual capacity of 153 million gallons per year. Including our plant, there are currently at least seven potential new biodiesel projects in our area.

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

Rapid expansion of the industry continues to take place, mostly in the major soybean growing areas of the Midwest, and is providing biodiesel production in that geographic area that may exceed demand. Because of competition, access to high-volume long-haul transportation via rail may become essential to all plants. Yet, that transportation may not always be available when needed due to cost and overcrowding of the transportation infrastructure. Professional marketers tend to have facilities in specific locations instead of scattered throughout the market potential. Other plants may be closer or have cheaper transportation to the markets available to the marketer we choose. Increased supplies could adversely affect biodiesel prices in regional markets, could make transportation facilities even more critical to individual plant locations and could have an increasing and more frequent impact in the national marketplace.

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

As of September 30, 2007, we had cash and cash equivalents of $80,644 and total assets of $3,262,326. As of September 30, 2007, we had accounts payable of $112,659. We are working with vendors regarding payment of outstanding accounts to satisfy our current obligations. Since our organization on April 28, 2005 through September 30, 2007, we generated no revenues from operations. Other income during that period, consisting primarily of grant and interest income, amounted to $128,913. Operating expenses during that period, attributable primarily to start-up business expenses, were $925,429. We had an accumulated loss of $796,516 at September 30, 2007. Total members’ equity as of September 30, 2007, was $3,149,667.

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

We have received a term sheet proposal from 1st Farm Credit Services, an Illinois based agricultural finance institution (“FCS”), for a construction loan in a maximum amount of $27,500,000 to be followed by two term loans in a maximum amount of $20,000,000 and $7,500,000, respectively, and an operating line in a maximum amount of $5,000,000. The FCS proposal is subject to a variety of terms and conditions which may or may not be acceptable to us. There is no assurance that the FCS proposal will result in receipt by us of an acceptable commitment or the debt financing that we will require, or that we will not seek a commitment or commitments with different terms or from other banks, financial institutions or lenders.

The FCS terms and conditions, as presently stated, include the following: (a) we will have a minimum of $32,300,000 in equity; (b) the term loans will be repayable in equal installments of principal and interest over 10 and 15 year terms, respectively, plus sweep payments of year end free cash flow; (c) interest rates will be partially fixed at a rate to be determined and partially variable based on LIBOR; and (d) covenants will include working capital, equity, net worth, debt service coverage, distributions, capital expenditures, borrowings, and other operating, management and reporting requirements and limitations. The operating line, as proposed, would be available based on a percentage of inventory and receivables and will bear interest at a variable rate based on LIBOR. The financing and all terms and conditions are subject to the negotiation, execution and delivery of a master loan agreement and related documentation between FCS and us and funding will be contingent on satisfaction of closing conditions typical for such financings. For its proposal, we are obligated to pay FCS a $225,000 underwriting and participation fee, $50,000 of which we paid upon our acceptance of the term sheet and $175,000 of which will be due upon closing of the financing. There will also be a servicing fee on the term loans and an unused commitment fee on the operating line.

We have contacted and have had limited discussions with other prospective lenders, but have no agreement with any other lender for the senior debt financing that we require. We presently have no sources for subordinated debt financing. There is no assurance that we will be able to obtain the debt financing in the amount that we will require or that the terms of any available financing will be acceptable to us. Our ability to construct our plant and implement our business plan will depend on the successful completion of our equity offering and receipt of adequate debt financing. Any failure to acquire needed financing would likely require us to cease operations and liquidate.

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

Operating Expenses

From the commencement of our operations on April 28, 2005 through September 30, 2007, we have incurred an accumulated loss of $796,516. This loss was funded by a portion of the proceeds of our seed equity financing. The expenses resulting in the loss included $327,538 in professional fees and $597,891 in general organizational and administrative expenses. These were offset in part by grant revenue totaling $102,500 and interest income of $26,413, which is recognized as other income.

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

Statement of Operations Data:	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	From Inception (April 28, 2005) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0
Other Income	626	40,472	128,913
Expenses	(139,753)	(133,326)	(925,429)
Loss Accumulated during Development Stage	$(139,127)	$(92,854)	$(796,516)

Balance Sheet Data:	September 30, 2007
(unaudited)
Assets:
Current Assets	$95,965
Property and Equipment, net	2,518,647
Other Assets	647,714
Total Assets	$3,262,326

Liabilities and Members’ Equity:
Current Liabilities	$112,659
Total Members’ Equity	3,149,667
Total Liabilities and Members Equity	$3,262,326

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

The Company accounts for equity-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, equity-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The requisite service period is based on management's estimated date of the commencement of operations and therefore as the date of the commencement of operations changes, the requisite service period will also be updated. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, equity-based compensation expense may differ materially in the future from that recorded in the current period.

Item 3. Controls and Procedures

Our management, including Ronald Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As of November 12, 2007 we had received subscriptions for Units totaling approximately $22,322,000.

As of September 30, 2007 we had deferred offering costs relating to the offering of $588,356. If the offering is successful, these costs will be netted against the offering proceeds in our financial statements. All expenses were directly or indirectly incurred and paid to unrelated parties. Executive officers and managers received reimbursement for some expenses incurred and paid to unrelated third parties by them.

Because the offering is continuing and we have not yet received any proceeds of the offering, none of such proceeds have been spent by us.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
*10.1	Fifth Amendment to Real Estate Option Agreement between the Registrant and Freeport Economic Development Foundation dated November 9, 2007

*10.2	Term Sheet Proposal of 1st Farm Credit Services to the Registrant signed September 6, 2007. (1)

*31.1	Certification pursuant to Rule 15d-14(a)

*31.2	Certification pursuant to Rule 15d-14(a)

*32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*                         Filed or amended herewith.

(1)               Incorporated by reference to Exhibit 10.18 filed with Post-Effective Amendment No. 2 to Registration Statement on Form SB-2 (Registration File No. 333-136353) of the registrant filed on September 12, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: November 14, 2007	/s/ RONALD MAPES
Ronald Mapes
Chair (Principal Executive Officer)

Date: November 14, 2007	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)