Form 10KSB
period 2007-12-31
Blackhawk Biofuels, LLC
filed 2008-03-31
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Name of small business issuer in its charter)

Delaware	20-2760722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

22 South Chicago Avenue	61032
Freeport, Illinois	(Zip Code)
(Address of principal executive offices)

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

As of March 31, 2008 the aggregate market value of the Units held by non-affiliates (computed by reference to the most recent offering price of such Units) was $31,192,000.

As of March 31, 2008 there were 16,051,000 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   ☐ Yes  ☒ No

TABLE OF CONTENTS

PART I		1

ITEM 1. DESCRIPTION OF BUSINESS.		1

ITEM 2. DESCRIPTION OF PROPERTY.		4

ITEM 3. LEGAL PROCEEDINGS.		5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.		5

PART II		5

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.		5

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.		6

ITEM 7. FINANCIAL STATEMENTS.		9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.		26

ITEM 8A. CONTROLS AND PROCEDURES.		26

ITEM 8B. OTHER INFORMATION.		26

PART III		27

ITEM 9. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT		27

ITEM 10. EXECUTIVE COMPENSATION		31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS		32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE		33

ITEM 13. EXHIBITS		33

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES		35

SIGNATURES		36

SUPPLEMENTAL INFORMATION

EXHIBIT INDEX

EXHIBITS FILED WITH THIS REPORT:

10.9	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated March 14, 2008.

31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements involving future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In many cases, you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential,” or other forms or the negatives of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under the headings “Description of Business,” “Description of Property” and “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.

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

•                  The necessity to modify or upgrade our plant, expand or curtail our operations, obtain additional capital or change our business strategy; and

•                  Other risks discussed elsewhere in this report.

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

We intend to complete construction of and operate a 45 million gallon biodiesel production plant in Danville, Illinois.  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to planning for our project and operations, obtaining financing for our project, executing agreements related to the acquisition of assets for and construction of our plant, and related activities.  We will not generate revenue until we complete construction of our proposed plant, which we expect to occur in the fall of 2008.

On December 15, 2007 we completed our public offering of Units under a registration statement filed with the Securities and Exchange Commission.  We sold a total of 12,551,000 Units in the offering, raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  These funds will be used to provide financing to complete our biodiesel facility in Danville, Illinois.

Our original intention was to construct our plant in Freeport, Illinois.  However, in February our anticipated lenders withdrew their non-binding commitment to provide financing for that plant.  As we looked for replacement financing, we found the opportunity to assume responsibility to complete construction of the Danville plant with available debt financing.

On March 14, 2008 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Biofuels Company of America, LLC (“BCA”), which provides for us to acquire the under-construction assets of the Danville facility.  Other parties to the Purchase Agreement are Renewable Energy Group, Inc. (“REG”), which will provide financing for the transaction, and Biodiesel Investment Group, LLC and Bunge North America, Inc., which are the owners of BCA.

The Purchase Agreement provides that we will acquire specified assets of BCA and will assume certain liabilities of BCA.  The consideration payable to BCA will be in the form of $5,250,000 in cash and 1,980,488 shares of common stock of REG, for which we will issue to REG a convertible promissory note pursuant to a loan agreement to be entered into with REG.  The promissory note, in the principal amount of $21,700,000, is consideration for the common stock of REG issuable to BCA and for an additional 127,273 shares of series B preferred stock of REG issuable to Bunge in consideration for Bunge’s agreement to enter into an Oil Feedstock Supply Agreement with us.  We will also assume, or enter into a new agreement to replace, $24,650,000 in debt financing provided to the facility by Fifth Third Bank.

The completion of the transaction is subject to the satisfaction of closing conditions and the completion of financing under commitment letters provided by Fifth Third Bank and REG Ventures, LLC (“REG Ventures”), an affiliate of REG.

Also on March 14, 2008 we entered into a Management and Operational Services Agreement (the “Services Agreement”) with two REG affiliates, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”).   Under the Services Agreement, REG Services and REG Marketing will have responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin when our plant commences production and performance of administrative, sales and marketing functions for us.  In addition, it provides for the extension of trade credit by REG Services and REG Marketing to us in connection with the purchase of raw materials and sale of biodiesel by us or on our behalf.  The trade credit will be secured by our inventories and receivables.  The Services Agreement also provides that upon the closing of the Purchase Agreement, REG Services will be entitled to appoint one member to our board of managers.

The under-construction biodiesel plant assets which we will acquire were financed by equity invested by BCA and the debt financing from Fifth Third Bank which we will assume or replace.  We estimate the capital that we will require and will have available to complete construction of the plant and commence operations will be approximately $19,250,000. The resources available will consist principally of proceeds of our equity offering.  We estimate that the amount required to complete the plant as designed will be approximately $5,250,000.  We also intend to add pre-treatment facilities to the plant at a cost of approximately $6,500,000, which will allow us to use animal fats as feedstock for the plant.  We estimate the amount required to complete testing of the plant will be approximately $500,000.  The balance of our resources available after construction and testing will be approximately $7,000,000, $2,000,000 of which will be placed in a debt service account with Fifth Third Bank and $5,000,000 will be available as initial working capital to commence operations of our plant.

We will also require ongoing working capital for our operations.  For that purpose, we have a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the Services Agreement also provides for the extension of trade credit for the purchase of raw materials and upon the sale of our biodiesel production.

Plant Construction

Our plant is being constructed principally by Fagen, Inc. (“Fagen”) of Granite Falls, Minnesota using technology supplied by De Smet Ballestra North America, Inc. (“De Smet”).  Fagen is a prominent construction company in the alternative fuels industry.  Among other activities, Fagen has built plants accounting for over half of the total ethanol production in the United States.  De Smet is a subsidiary of the De Smet Ballestra Group which is based in Belgium. Its technology has been used in a significant percentage of the total biodiesel production capacity in Europe.  REG has reviewed the De Smet technology and the current status of construction of the plant and is satisfied that upon completion the plant will operate at capacity in accordance with its design.  REG will have responsibility to construct the animal fat pre-treatment facilities for the plant.

Products and Feedstocks

Our primary product will be fuel grade biodiesel.  We intend to qualify our plant to meet American Society of Testing and Materials (“ASTM”) D6751 standards for our product.  Fuel grade biodiesel must be produced in strict compliance with specifications set forth in ASTM D6751 to insure proper performance in diesel engines.  Biodiesel that meets ASTM D6751 requirements is a legal motor fuel that may be sold and distributed in the United States.

Biodiesel is an engine fuel produced from vegetable oils and animal fats which has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum based diesel fuel.  Biodiesel mixes easily with diesel fuel at rates between 2% and 100%.  Biodiesel improves the lubricity of petroleum based diesel fuel significantly at levels as low as 2%, and therefore is a substitute for sulfur, currently found in all petroleum diesel and legislated to be removed in the next decade.

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

Upon completion, our plant will have the capacity to produce 45 million gallons of biodiesel annually and have the ability to utilize multiple feedstocks.  The cost of the feedstock used in biodiesel accounts for 75% to 85% of the overall cost of producing biodiesel.  Although soybean oil has been the predominant feedstock for biodiesel plants in the United States, recently elevated prices for soybean oil have made other vegetable oils and animal fats attractive feedstocks.  Thus, it is our intention to operate the plant using the feedstock or mix of feedstocks that will allow us to operate taking advantage of opportunities to keep our feedstock costs as low as possible.  We expect to enter into an oil supply agreement with Bunge North America, Inc. which will assure us of the availability of soybean oil in amounts up to one-third of our requirements.

Our plant will also produce glycerin, which is the principal co-product of the biodiesel production process.  Glycerin is split from the triglyceride in the conversion step, usually in a quantity of about 10% of the amount of input feedstock.  Glycerin has combination of physical and chemical properties that are utilized in a wide variety of products, including many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products.  We expect that our plant will produce approximately 16,800 tons of crude glycerin annually.  Glycerin sales are forecast to represent less than 1.0% of our gross sales.

We will also produce a small amount of fatty acid which is typically sold for use in the animal feed industry.

We expect to sell all of the biodiesel and glycerin that we produce.  Our Services Agreement provides that REG Marketing will sell our production in regional or national markets.

Biodiesel Market

Federal and state environmental requirements and incentives have encouraged the production and use of biodiesel in recent years.  The National Biodiesel Board reports that as of January 25, 2008 there were 171 biodiesel facilities operating in 41 states with the capacity to produce approximately 2.24 billion gallons of biodiesel annually, with an additional 1.23 billion gallons of capacity under construction or expansion.  Biodiesel production in 2007 was approximately 750 million gallons.  Annual domestic diesel fuel consumption is currently approximately 62 billion gallons, with the biodiesel industry contributing approximately 1.2% of the U.S. diesel fuel market.  The future demand for biodiesel will depend in part on whether federal and state government incentives and mandates are maintained and expanded and on the demand for diesel fuel in general.

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

Competition

We will be in direct competition with numerous other biodiesel plants that produce the same products that we do.  The development of additional biodiesel plants, particularly those in close proximity to our proposed plant, will increase the supply of biodiesel and may result in lower local biodiesel and glycerin prices and higher costs for supplies of feedstocks.

Archer Daniels Midland Company, Cargill, Inc. and Louis Dreyfus Agricultural Industries (“Dreyfus”) are major international agribusiness corporations which are biodiesel producers with the financial, sourcing and marketing resources to become formidable competitors in the biodiesel industry, without geographical, funding or feedstock restraints.  ADM has its headquarters and major ethanol and other operations in Decatur, Illinois and may consider placing a biodiesel plant in that location.

Within a 150 mile radius of our Danville, Illinois plant site, Stephan Company has a 22 mmgy plant in Millsdale, Illinois; Incobrasa Industries, Ltd. has a 31 mmgy plant in Gilman, Illinois; Dreyfus has an 80 mmgy plant in Claypool, Indiana; e-biofuels, LLC has a 25 mmgy plant in Middletown, Indiana; Integrity Biofuels has a 10 mmgy plant in Morristown, Indiana; and Evergreen Renewables has a 5 mmgy plant in Hammond, Indiana.  All of these plants presently use soy oil as their principal feedstock except the e-biofuels plant which has multi-feedstock capability.  There are other operating biodiesel plants in Illinois and Indiana which are beyond the 150 mile radius from Danville or are insignificant in capacity.  There are other plants presently under construction or being planned in Illinois and Indiana which could have an aggregate capacity of over 200 mmgy.

The biodiesel industry generally is in competition with the petroleum industry and particularly the diesel fuel portion of the petroleum industry.  The biodiesel industry is insignificant compared to the size of the diesel fuel industry and is able to compete principally as a consequence of government environmental regulations and incentives, assisted by currently high petroleum and diesel fuel prices.

Government Incentives

Recognizing the need for a cleaner source of energy and appreciating that biodiesel is renewable and can be produced in the United States, the federal government and various state governments have created incentive programs to encourage biodiesel production.  The federal government began encouraging biodiesel production in 2000.  The 2002 Energy Bill provided producers of biodiesel a tax credit of eighty cents per gallon, and mandated all federal, state and local governments with diesel powered vehicles and diesel powered equipment use a mixture of 2% biodiesel, growing to 10% in 2010.

The Energy Policy Act of 2005 (the “EP Act”) established a national renewable fuel standard (“RFS”) that set a national minimum usage requirement for renewable fuels and extended a volumetric excise tax credit to blenders of biodiesel in the aggregate amount of $1.00 per gallon.

The Energy Independence and Security Act of 2007 (“EISA”) amended the EP Act to require an increase in the usage of  renewable fuels to 36 billion gallons by 2022.  Beginning in 2016, cellulosic and other advanced biofuels such as biomass-based diesel must account for all increases in the RFS and will increase from 5.5 billion gallons in 2015 to 21 billion gallons of the 36 billion gallons renewable fuels total by 2022.

Government Regulation

The construction of our plant and operations are subject to laws and regulations administered by the United States Environmental Protection Agency (“EPA”) and Illinois EPA (“IEPA”).  We will be subject to extensive air, water and other environmental regulations.  An air emission source construction permit and national pollution discharge elimination system permit were obtained prior to commencement of construction of the Danville plant and a stormwater pollution prevention plan has been prepared.  Other permits and compliance plans will be required before or shortly after we commence operations of the plant.  The EPA and IEPA will have continuing oversight authority with respect to our operations.  The air permit contains ongoing emission limits and monitoring and recordkeeping requirements.  EPA and IEPA rules and regulations are subject to change, and any changes may result in greater regulatory burdens for us.

Much of the cost of compliance with federal and state environmental laws and regulations, including permit application procedures, is included in the construction cost of the plant.  We have not yet prepared an estimate of environmental compliance costs after commencement of operations.  These costs could be significant.  In addition, any failure to comply with environmental requirements could result in a notice of violation and penalties which could include fines and even a requirement to cease plant operations until the violation is remedied.

Employees

We presently have no employees.  Prior to completion of the plant construction and commencement of operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of our company.  In addition, we intend to obtain the services of approximately 30 additional full-time employees through REG.

Item 2. DESCRIPTION OF PROPERTY.

The site for our plant is located in the city of Danville and is approximately 7 acres in size.  We will use the site under a ground lease from Bunge Milling, Inc.  The ground lease will expire in 2036, subject to extension at our option for four additional five year terms.  We expect that until 2016 the rent will be $1.00 per year.  Rent thereafter is currently being negotiated.

The site is adjacent to a soybean oilseed crushing facility which provides easy access to soybean oil feedstock for our plant.  We will also have access to Norfolk Southern Railway loading and unloading facilities on the Bunge property.

Our leasehold interest on the site and plant will serve as collateral for the debt financing provided by Fifth Third Bank and REG Ventures.

Item 3. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings and are not aware of any proceeding that a governmental authority is contemplating with respect to us.  In the ordinary course of our business, we may be named as a defendant in legal proceedings related to various matters, including worker’s compensation claims, tort claims and contractual disputes.  In addition, the operation of our plant could give rise to litigation or administrative proceedings relating to nuisance, environmental matters and the like.  We intend to carry insurance that will provide protection against some types and amounts of claims that we might encounter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our Unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our Units.

At December 31, 2007, we had 104 Unit holders of record.  At March 31, 2008, we had 641 Unit holders of record.

We have not declared or paid any distributions on our Units.  We do not expect to generate earnings until after our plant commences operations, which is expected to occur in the fall of 2008.  We cannot predict the amount of cash, if any, that we may generate from operations.  Distributions are payable at times and in aggregate amounts determined by our board of managers in its sole discretion, subject to loan covenants or restrictions imposed by our lenders.  Subject to the availability of cash, the board’s discretion and lenders’ limitations, we intend to make cash distributions of “net cash flow” sufficient to discharge our members’ anticipated combined federal, state and local income tax liabilities (based on the board’s estimate of anticipated federal and Illinois statutory rates) arising from allocations to them of taxable income by us.  Our board of managers may also declare further distributions from time to time.  However, in the exercise of its discretion, our board of managers may elect to retain cash to finance operations, retire debt, improve our plant or expand our business.

The terms of our committed debt financing from Fifth Third Bank and REG Ventures will limit our ability to make distributions.  No distributions may be made until 24 months after our plant has commenced production, if our fixed charge coverage ratio would be less than 1.50 to 1.00, if we report a net loss, or if there exists or the distribution would cause any default or event of default.  Distributions may not exceed 50% of our net income in any year.  Subject to the foregoing limitations, we may make distributions for the pass-through tax liabilities of our members.

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

On December 15, 2006, a registration statement (No. 333-136353) for a an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  As of December 31, 2007 no proceeds of the offering had been spent.  As of that date, $618,229 in offering expenses had been incurred by us, of which approximately $500,000 had been paid from resources other than proceeds of the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  No underwriting or finder fees or expenses were incurred in the offering.  The proceeds of the offering will be used to complete construction of our biodiesel facility in Danville, Illinois.

On June 30, 2006, each member of our board of managers at the time was granted warrants for the purchase of 50,000 of our Class A Units, amounting to an aggregate of 650,000 Units.  The warrants are exercisable at an exercise price of $1.00 per Unit.  The warrants will become exercisable upon the commencement of operations of our plant and will remain exercisable for a period of one year.

Equity Compensation Plan Information

Plan Category	Number of Units to be issued upon exercise of outstanding warrants	Weighted- average exercise price of outstanding warrants	Number of Units remaining available for future issuance under equity compensation plans (excluding Units reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	650,000	$1.00	0

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Introduction

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We intend to complete construction of and operate a biodiesel production plant in Danville, Illinois (the “plant”).  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to planning for our project and operations, obtaining financing for our project, executing agreements related to the acquisition of assets for and construction of our plant, and related activities.  We will not generate revenue until we complete construction of our plant, which we expect to occur in the fall of 2008.

The plant will have a design capacity to produce 45 million gallons of biodiesel per year (“mmgy”).  In addition, we expect the plant will produce approximately 16,800 tons of glycerin each year.  The plant will consist principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

The plant will have the ability to utilize multiple feedstocks, including soybean oil, other vegetable oils and animal fats.  The primary product will be fuel grade biodiesel meeting ASTM D6751 standards.

On March 14, 2008 we entered into the Purchase Agreement with BCA to acquire the under-construction assets of our plant.  The Purchase Agreement provides that we will acquire specified assets of BCA and will assume certain liabilities of BCA.  The consideration payable to BCA will be in the form of $5,250,000 in cash and 1,980,488 shares of common stock of REG, for which we will issue to REG a convertible promissory note pursuant to a loan agreement to be entered into with REG.  The promissory note, in the principal amount of $21,700,000, is consideration for the common stock of REG issuable to BCA and for an additional 127,273 shares of series B preferred stock of REG issuable to Bunge in consideration for Bunge’s agreement to enter into an Oil Feedstock Supply Agreement with us.  We will also assume, or enter into a new agreement to replace, $24,650,000 in debt financing provided to the facility by Fifth Third Bank.  The completion of the transaction is subject to the satisfaction of closing conditions and the completion of financing under commitment letters provided by Fifth Third Bank and REG Ventures.

Also on March 14, 2008 we entered into the Services Agreement with REG Services and REG Marketing.

The under-construction biodiesel plant assets which we will acquire were financed by equity invested by BCA and the debt financing from Fifth Third Bank which we will assume or replace.  We estimate the capital that we will require and will have available to complete construction of the plant and commence operations will be approximately $19,250,000. The resources available will consist principally of proceeds of our equity offering.  We estimate that the amount required to complete the plant as designed will be approximately $5,250,000.  We also intend to add pre-treatment facilities to the plant at a cost of approximately $6,500,000, which will allow us to use animal fats as feedstock for the plant.  We estimate the amount required to complete testing of the plant will be approximately $500,000.  The balance of our resources available after construction and testing will be approximately $7,000,000, $2,000,000 of which will be placed in a debt service account with Fifth Third Bank and $5,000,000 will be available as initial working capital to commence operations of our plant.

We will also require ongoing working capital for our operations.  For that purpose, we have a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the Services Agreement also provides for the extension of trade credit for the purchase of raw materials and upon the sale of our biodiesel production.

Business Strategy

Our business strategy revolves around two main goals: utilization of low-cost feedstocks and production of a high quality biodiesel product.  To reach our goal of using the lowest cost feedstocks, we will incorporate feedstock pretreatment capabilities in our facility.  Our goal to provide high quality biodiesel led us to enter into the Services Agreement with REG Services and REG Management.

Plan of Operations

From the present to our expected commencement of operations in the fall of 2008, we will be actively involved in seven principal tasks:

(1)	Negotiating final terms of loan agreements with Fifth Third Bank and REG Ventures for the debt capital required to finance the acquisition of the under-construction assets of our plant;

(2)	Completing the acquisition of our plant assets;

(3)	Working with REG to plan for the commencement of operations, including the purchase of initial feedstocks and utility services and marketing of our biodiesel and glycerin products;

(4)	Hiring executive management personnel and, through REG, operations management and employees;

(5)	Completing construction of our plant, including a pre-treatment facility to allow the plant to use animal fats as feedstock;

(6)	Testing and accepting the plant from our technology and construction contractors; and

(7)	Commencing operations of our plant.

Assuming that we successfully complete our debt financing with Fifth Third Bank and REG, we believe that we will have sufficient cash resources to cover all of our expenses associated with the foregoing tasks.  We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period.

Following the commencement of operations of our plant, our activities will be focused on the successful operation of our plant.  That will involve working closely with REG in monitoring and supervising the selection and mix of feedstocks for our plant, the terms on which the production of our biodiesel and glycerin will be marketed and sold, and risk management with respect to our feedstocks and products.  Assuming that we successfully complete the availability of an operating line of credit with Fifth Third Bank, and utilizing trade credit under the terms of our Service Agreement with REG Services and REG Marketing, we expect to have sufficient operating capital for purposes of our operations for at least the next twelve months.

Plant Construction and Start-up of Plant Operations

The completion of construction of our plant will include completion and approval of all aspects of the physical plant as originally planned.  In addition, it will include the design and construction of feedstock pre-treatment facilities for animal fats and integration of those facilities into the plant.  It will also include testing of all equipment and facilities of the plant.  Any adjustments which appear necessary based on testing will also be completed.  Final operating permits will also be secured during this period.  The testing and start-up period will also include training of plant operations personnel and incorporation of operational testing, quality control and safety procedures.  Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the plant will be turned over to us and REG for the commencement of commercial operations.

Management, Supply and Marketing Agreements

Under our Services Agreement, REG Services and REG Marketing will have responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin when our plant commences production and performance of administrative, sales and marketing functions for us.  In addition, it provides for the extension of trade credit by REG Marketing to us in connection with the sale of biodiesel by us or on our behalf.  The Services Agreement also provides that upon the closing of the Purchase Agreement, REG Services will be entitled to appoint one member to our board of managers.

REG Services will have the responsibility under the Services Agreement to manage the supply of soybean oil, other vegetable oils and animal fat feedstocks for our use.  In addition, we expect to enter into an Oil  Feedstock Supply Agreement with Bunge which will assure us of access to soybean oil for up to one-third of our needs.  Feedstock procurement will include consideration of ways to assure the supply and price of feedstocks, which might include supply or purchase agreements and hedging instruments and accounts.

The Services Agreement also provides for REG Marketing to market the biodiesel and glycerin produced by us.  We expect that the biodiesel produced by our plant will be marketed under REG’s Soypower trade name.  Product marketing may also involve the use of extended term contracts and hedging facilities.

The Services Agreement provides for compensation to REG Services in an amount of $75,000 per month plus $.0425 per gallon of biodiesel produced, in each case subject to a consumer price index escalator, plus a bonus of 6% of our net income.  In addition, we will pay additional compensation to REG Services for testing and start-up services in the amount of $483,000 and will pay for any additional services provided by REG Services beyond the scope of the Services Agreement.

Employees

Prior to completion of the plant construction and commencement of operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of our company.  In addition, we intend to obtain the services of approximately 30 additional full-time employees through REG.  We expect that two of these employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect to fill the general manager position by the beginning of construction.  We do not presently offer an employee benefits package and expect that any benefits for personnel provided by REG will be made available through REG plans.

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

Item 7.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers

Blackhawk Biofuels, LLC

Freeport, Illinois

We have audited the accompanying balance sheet of Blackhawk Biofuels, LLC (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and 2006 and from inception (April 28, 2005) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Biofuels, LLC (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and from inception (April 28, 2005) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. PLLP
Certified Public Accountants

Minneapolis, Minnesota

March 31, 2008

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Balance Sheet

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$7,042	$538,648
Other receivable	50,000	—
Prepaid expenses	15,910	14,478
Total current assets	72,952	553,126

Property and Equipment
Computers and office equipment	2,892	2,892
Construction in progress	—	2,320,336
Total property and equipment	2,892	2,323,228
Less accumulated depreciation	677	99
Net property and equipment	2,215	2,323,129

Other Assets
Deferred offering costs	618,229	432,435
Debt issuance costs	—	50,000
Deposit	—	180,301
Total other assets	618,229	662,736

Total Assets	$693,396	$3,538,991

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$204,755	$153,670
Construction payable	358,020	—
Total current liabilities	562,775	153,670

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 3,500,000 units outstanding at December 31, 2007 and 2006	3,482,433	3,482,433
Additional paid in capital	519,400	185,500
Deficit accumulated during development stage	(3,871,212)	(282,612)
Total members’ equity	130,621	3,385,321

Total Liabilities and Members’ Equity	$693,396	$3,538,991

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Operations

	Year	Year	Inception
	Ended	Ended	(April 28, 2005) to
	December 31, 2007	December 31, 2006	December 31, 2007

Revenues	$—	$—	$—

Operating Expenses
Professional fees	217,078	177,841	398,919
Impairment of long-lived assets	2,917,311	—	2,917,311
General and administrative	459,846	223,527	684,018
Total	3,594,235	401,368	4,000,248

Operating Loss	(3,594,235)	(401,368)	(4,000,248)

Other Income
Grant revenue	—	100,000	102,500
Interest income	5,635	20,901	26,536
Total	5,635	120,901	129,036

Net Loss	$(3,588,600)	$(280,467)	$(3,871,212)

Weighted Average Units Outstanding	3,500,000	2,589,699	2,272,740

Net Loss Per Unit	$(1.03)	$(0.11)	$(1.70)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

		Additional	Deficit Accumulated
	Member	Paid in	During
	Contributions	Capital	Development Stage

Balance - Inception, April 28, 2005	$—	$—	$—

Net loss	—	—	(2,145)

Balance - December 31, 2005	—	—	(2,145)

Capital contributions - 1,770,000 units, $1.00 per unit, March 2006	1,770,000	—	—
Less units subscribed receivable	(630,000)

Capital contributions - 1,730,000 units, $1.00 per unit, April 2006	1,730,000	—	—

Collection of units subscribed receivable - April 2006	630,000	—	—

Cost of raising capital	(17,567)	—	—

Compensation recognized from warrant issuance	—	185,500	—

Net loss for the year ending December 31, 2006	—	—	(280,467)

Balance - December 31, 2006	3,482,433	185,500	(282,612)

Compensation recognized from warrant issuance	—	333,900	—

Net loss for the year ending December 31, 2007	—	—	(3,588,600)

Balance - December 31, 2007	$3,482,433	$519,400	$(3,871,212)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year	Year	From Inception
	Ended	Ended	(April 28, 2005)
	December 31, 2007	December 31, 2006	to December 31, 2007

Cash Flows from Operating Activities
Net loss	$(3,588,600)	$(280,467)	$(3,871,212)
Adjustments to reconcile net loss to net cash from operations:
Construction costs impaired	2,917,311	—	2,888,443
Compensation recognized from warrant issuance	333,900	185,500	519,400
Depreciation	578	99	677
Grant income	—	500	—
Change in assets and liabilities
Prepaid expenses	(1,432)	(14,478)	(15,910)
Accounts payable	96,205	31,247	156,320
Net cash used in operating activities	(242,038)	(77,599)	(322,282)

Cash Flows from Investing Activities
Capital expenditures	(13,500)	(2,323,228)	(2,516,392)
Deposit	—	(179,664)	—
Construction in process	(16,286)	—	(16,286)
Net cash used in investing activities	(29,786)	(2,502,892)	(2,532,678)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(50,637)	(50,637)
Member contributions received	—	3,500,000	3,500,000
Payments received from (paid to) prospective members	—	(65,000)	—
Payments for cost of raising capital	—	(17,567)	(17,567)
Payments for deferred offering costs	(259,782)	(310,012)	(569,794)
Net cash (used in) provided by financing activities	(259,782)	3,056,784	2,862,002

Net Increase (Decrease) in Cash	(531,606)	476,293	7,042

Cash – Beginning of Period	538,648	62,355	—

Cash – End of Period	$7,042	$538,648	$7,042

Supplemental Disclosure of Noncash Financing Activities
Deferred offering costs included in accounts payable	$48,435	$122,423	$48,435
Construction deposit capitalized as construction in process	$179,664	$2,320,336	$—
Construction costs included in construction payable	$358,020	$—	$358,020

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipated its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.

As of March 14, 2008, the Company abandoned the aforementioned site and agreed to purchase the under–construction assets of an existing project located in Danville, Illinois from an unrelated third party.  This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company continues to operate in the development stage with its efforts principally devoted to organizational development and construction of the plant.  The Company anticipates completion of the plant in the fall of 2008.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the fair value of the warrants issued to members of the board of managers.  It is at least reasonably possible that these estimates may change in the near term.

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the estimated useful life of the assets.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

The Company had incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which are capitalized as construction in process.  On March 14, 2008, the Company entered into a purchase agreement to acquire the assets of an under-construction project located in Danville, Illinois and have therefore considered the construction costs related to the Freeport, Illinois site impaired.

Carrying Value of Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset impairment charges are recorded for long-lived assets subject to depreciation when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.  Asset impairment charges of $2,917,311 related to construction in progress costs incurred were recorded for the year ended December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). The Interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements at, and for the two years ended December 31, 2007.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company did not issue unit options until 2006, so the Company did not have to transition to SFAS 123R.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

Fair Value of Financial Instruments

The carrying value of all financial instruments, which consists of cash, approximates their fair value.  The Company estimates that the fair value of all financial instruments as of December 31, 2007 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

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

The Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering was for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit.  The minimum purchase requirement was 12,500. To become a member, a 10% deposit was required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% was also due at subscription.  As of December 31, 2007, the Company had raised approximately $25,102,000 under this offering.  These funds will not be included in the financial statements until the effective date of the closing of the escrow agreement.

As of March 14, 2008, the Company agreed to purchase, for approximately $50,000,000 (see Note 8) the under-construction assets of an existing project in Danville, Illinois for the construction of a 45 million gallon biodiesel plant, including the assumption of the existing debt financing of $24,650,000, a commitment letter with the intent to enter into a $20,300,000 convertible secured subordinated note and payment of $5,250,000 in cash, which allowed the Company to break escrow based on the requirements of the escrow agreement.  The total amount raised in the offering and released from escrow as of that date totaled $25,102,000.  These funds will be used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

3. ASSET IMPAIRMENT

During the March 2008, the Company determined the intended site for the construction of the Freeport, Illinois 35 million gallon biodiesel plant was to be abandoned and have further determined that based on the factors present as of December 31, 2007 should reflect asset impairment as of that date.  In connection with the decision to abandon this project, the Company recorded an asset impairment of $2,917,311 to write off the book value of the construction costs incurred by vendors in preparation for the construction of the plant.  The Company determined these costs had no value to the intended project under construction located in Danville, Illinois.

4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

	December 31,	December 31,
	2007	2006
Financial statement basis of total assets	$693,396	$3,538,991

Start up and organizational costs expensed for financial reporting purposes	3,638,930	406,013

Income tax basis of total assets	$4,332,326	$3,945,004

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

On January 1, the Company adopted the provisions of FIN 48, which requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The Company is subject to the following material taxing jurisdictions: U.S. and Illinois.  The tax years that remain open to examination by the Internal Revenue Service are 2005 through 2007. The tax years that remain open to examination by the Illinois Department of Revenue are 2005 through 2007.   Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.

5.  FINANCING

In August 2007, the Company obtained an updated term sheet proposal from a financial institution to obtain long term financing for the construction of the former 30 million gallon biodiesel facility.  Under the terms of the proposal, the financial institution would provide a maximum construction loan of $26,000,000, subject to minimum total member equity contributions of $32,300,000. Subsequent to December 31, 2007 the bank notified the Company that they intended to withdraw their proposal.

In August 2007, the Company obtained two conditional commitments from the United States Department of Agriculture (USDA) which were to provide loan note guarantees in the amounts of $20,000,000 and $7,500,000, subject to the conditions and requirements specified in the agreements. Due to the Company’s agreement to purchase the assets of an under-construction plant located in Danville, Illinois these UDSA note guarantees are no longer available for the Company.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

On March 14, 2008 the Company entered into a commitment letter with a third party lender for the purpose of purchasing the under-construction assets of the Danville, Illinois project as well as funding construction and operational requirements for that project.  The commitment letter provides for a $24,650,000 term loan and a $5,000,000 revolving line of credit.  The term loan provides for interest only payments through March 31, 2009 with level payments of principal and interest due monthly thereafter.  Interest will accrue on the outstanding balance at the 30-day LIBOR rate plus 275 basis points until June 30, 2009 at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITA.  The note will mature on November 3, 2011.  The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.

The revolving note will mature 364 days from the closing and is subject to borrowing base calculations.  The notes are secured by a mortgage on the Danville property and are subject to financial and other reporting covenants.

Also on March 14, 2008, as a result of the purchase agreement for the under-construction assets of  the  Danville, Illinois project, the Company entered into a commitment letter with REG Ventures, LLC a wholly owned subsidiary of Renewable Energy Group (REG) principally for the purpose of funding acquisition of the project assets.  The $21,700,000 convertible secured subordinated note (see Note 8) requires the Company pay interest at the LIBOR rate plus 500 basis points quarterly beginning July 1, 2008.  All amounts outstanding under the note, including both principal and interest, shall be convertible, at the option of the lender, into units at a price of $2.00 per unit at any time.  The note will be secured with a subordinated mortgage security.

6.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) under which the Company issued unit options (warrants) to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant.  The Plan authorizes grants of options to purchase up to 650,000 units of authorized but unissued member units.  Under the Plan, the right to purchase the units will be exercisable at any time from and after the date on which the plant commences (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate.

The following table presents the weighted average assumptions used to estimate the fair values of the units underlying the warrants granted to members of the board of managers in the periods presented, using the BSM option-pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

The expected life and expected volatility is based on the average reported lives and volatilities of a representative sample of one comparable company in our industry sector.

	Year ended December 31, 2007		Year ended December 31, 2006

Risk-free interest rate		*	4.90%
Expected volatility		*	25.43%
Expected life (in years)		*	3.00
Dividend yield		*	—
Weighted-average estimated fair value of options granted during the period		*	$1.14

* No unit options (warrants) issued in 2007.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

The following table summarizes the activity for outstanding members of the board of managers’ warrants:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2005	—	$—
Granted	650,000	$1.00
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2006	650,000	$1.00
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2007	650,000	$1.00	1.5	$650,000
Vested and exercisable as of December 31, 2007	—	$—		$—
Vested and expected to vest as of December 31, 2007	650,000	$1.00	1.5	$650,000

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at December 31, 2007.

The Company recognized unit-based compensation expense of approximately $333,900 during the year ending December 31, 2007 and approximately $519,400 for the period from inception (April 28, 2005) to December 31, 2007 and is included in general and administrative expense on the statement of operations.  As of December 31, 2007, approximately $222,600 of total unrecognized compensation cost related to unit options is expected to be recognized over a period of 1 year.  To the extent the forfeiture rate is different than we have anticipated; unit-based compensation related to these awards will be different from our expectations.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

7.  GRANTS

In December 2007, the Company was awarded a grant contract through the Renewable Fuels Development Program.  The Company would have received $3,400,000 of funding to be used solely for the construction of the biodiesel facility.  The Company would have been required to secure all financing for the project and provide a copy of the authorization for the contractor to proceed with the construction of the biodiesel facility before any grant funds would have been released.

On March 14, 2008 the Company abandoned the Freeport, Illinois site and agreed to acquire the under-construction assets of an existing project located in Danville, Illinois.  This project had been awarded $4,000,000 from the Renewable Fuels Development program and has already received $3,800,000 as of December 31, 2007; therefore the Company is no longer eligible to receive the aforementioned $3,400,000 grant award.  The Company has submitted a request for a transfer of $1,500,000 of the total $3,400,000 grant award to be utilized on the Danville project; however the transfer of the grant money is unlikely.

8.  COMMITMENTS AND CONTINGENCIES

Plant Construction

The total cost of the Freeport project, including the construction of the biodiesel plant and start-up expenses, was expected to approximate $62,000,000.  In April 2006, the Company entered into a preconstruction services agreement with REG to provide preliminary design, engineering, permitting and purchasing services for the development and construction of the plant for approximately $2,500,000, which was paid during 2006. Had the Company proceeded with the construction of the biodiesel facility, the $2,500,000 would have been applied to the final design-build agreement contract price. Due to the Company’s agreement to purchase the assets of an under-construction plant located in Danville, Illinois this project cost information is no longer applicable for the Company’s project.

As a result of the Company abandoning the project at the Freeport location, the aforementioned construction costs and expenditures will not be utilized to further the construction of the Danville project (see Note 3).  The Company has a verbal agreement with REG for the release of liability in relation to the costs incurred through March 14, 2008 by the general contractor on behalf of the Company in excess of the $2,500,000 already paid for the construction of the intended plant site in Freeport, Illinois.  REG has agreed to retain the materials and attempt to recover the costs expended with no right of refund to the Company.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

On March 14, 2008 the Company entered into an asset purchase agreement totaling $50,200,000 with unrelated third parties for the purpose of acquiring the under-construction assets of an existing biodiesel project located in Danville, Illinois. The consideration consists of 1,980,488 shares of REG common stock, valued at $20,300,000, and $5,250,000 in cash.  In addition, the Company has agreed to assume or replace $24,650,000 of the seller’s long-term debt in accordance with a commitment letter with the financial institution (see Note 5).  Of the consideration to be paid at closing, 97,561 shares and $250,000 will be held in escrow for a period of one year to support representations and warranties made by the seller.  REG has agreed to supply the common stock for the transaction in consideration of a convertible promissory note from the Company.  A portion of the promissory note also covers 127,273 shares of REG series B preferred stock, valued at $1,400,000, that REG has agreed issue to one of the owners of the seller on our behalf in connection with an oil feedstock supply agreement to be entered into with that owner.  The total principal amount of the promissory note is $21,700,000.

Land Contracts

In June 2006, the Company entered into a contract with the Freeport Area Economic Development Foundation to have the option to purchase 23.14 acres of land in Stephenson County, Illinois for $15,000 per surveyed acre until December 31, 2006,  later amended to March 31, 2008.  The Company paid $825 on the first of each month commencing August 1, 2006, and each month thereafter in consideration for the option to purchase the land. As of December 31, 2007, the Company has incurred approximately $14,000 under this option agreement, which has been recognized in general and administrative expense.   As a result of the acquisition in the Danville project, the Company does not intend to exercise the land option and will let the option expire.

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

In August 2006, the Company entered into a management and operational services agreement with REG to provide for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions, and other as needed services  Pursuant to the Company entering into an agreement to purchase the assets of an under-construction plant located in Danville, Illinois this agreement has been replaced with that as described below.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

During March 2008, in connection with the agreement to purchase the under-construction assets of the Danville, Illinois project, and upon termination of the aforementioned management and operational services agreement, the Company entered into a new management and operational services agreement with REG.  The agreement provides for the overall management of the Company, including providing on-site general and operations managers, acquiring feed stocks and the basic chemicals necessary for operation, performing administrative, sales and marketing functions, and other as needed services.  The contract requires a monthly fee equal to $0.0425 per gallon of biodiesel produced and a flat fee of $75,000 per month.  The Company shall also pay an annual net income bonus of 6% of the net income of the Company.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.  The agreement shall continue after the initial term unless and until one party gives written notice of termination to the other of a proposed termination date at least 24 months in advance of a proposed termination date.

In August 2006, the Company entered into an escrow agreement with a bank.  Under the terms of the escrow agreement, the escrow agent will receive compensation for its services equal to 15 basis points (0.15%) of the yield on the escrowed funds.  The escrow agent shall also be reimbursed for reasonable out-of-pocket expenses.  As of March 14, 2008, the Company, met the requirements escrow agreement and has since then been provided the money held with the bank as discussed further in Note 2.

Pursuant to the agreement to acquire the under-construction assets of the Danville, Illinois project, the Memorandum of Understanding as described below is in the process of being terminated by the Company.  As of March 14, 2008 the Company had paid the County the $374,300 as defined in the agreement and further disclosed below.

In September 2006, the Company entered into a Memorandum of Understanding with the Freeport Area Economic Development Foundation (FAEDF), an Illinois not-for-profit corporation, which sets forth the conditions and actions which shall be taken by the parties for the construction of respective infrastructure items and operation of the biodiesel facility.  In July 2007, the Company entered into an Economic Development Agreement with the County of Stephenson, Illinois (the County) which more fully sets forth the terms, conditions and obligations of the agreement.  The Company was required to obtain all necessary permits, engineering, architectural, legal and other professional services in order to complete construction of the biodiesel facility.  Thereafter, the Company was required to commence operations and comply with the Illinois Prevailing Wage Act.  The Company was responsible for all costs incurred resulting from these obligations.  The County was obligated to provide fill material required to elevate land site upon which the biodiesel facility will be constructed.  The County was required to construct an aggregate base course for a public highway which shall provide road access to the biodiesel facility and a portion of the parallel lead track necessary to provide rail access to the facility.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

If either party was prohibited from performing the covenants and agreements or enjoying the rights and privileges contained in the agreement, either party could terminate the contract by providing 60 days advance written notice to the other.  As of December 31, 2007, the Company has incurred approximately $374,300 under this agreement which was expensed, and of which approximately $358,000 is included in construction payable.

As discussed above, as of March 14, 2008, the Company has entered into an agreement to acquire the under-construction assets of the Danville, Illinois biodiesel project.  The total cost of the plant, including estimated working capital needs, is estimated at $74,000,000.  The Company estimates approximately $19,250,000 will be expended to add pre-treatment facilities to the plant, and test the plant once construction is complete.  The Company has a commitment letter with a third party lender (see Note 5) for the financing of the remaining costs to complete the plant.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that evaluation, whether our internal control over financial reporting was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including Ronald Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal Control — Integrated Framework. These criteria cover the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Our management’s evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.  Based upon this evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Our management, including our principal executive officer and principal financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 and there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS; EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

We have a board of managers consisting of not less than nine managers to be elected by the members.  The number of managers is subject to determination from time to time by the board of managers.  There is no maximum number of managers specified by our Amended and Restated Limited Liability Company Agreement.  Managers are elected by the respective classes of Units which are outstanding at any time.  There is no cumulative voting for managers.  Currently, our board of managers has 11 managers who represent the Class A Units, the only class of Units outstanding.

Our present managers were elected as managers in March 2006 and were reelected in January 2008 for three-year staggered terms.  We may agree to give members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers.

Our Services Agreement with REG Services and REG Marketing provides that upon the closing of the Purchase Agreement to acquire assets of BCA, REG Services will be entitled to appoint one member to our board of managers.

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

Board of Managers

The names, addresses, ages, positions with our company and terms of our managers are as follows:

Name and Address	Age	Position	Term Expires
Ronald Mapes 9184 E. Binkley Rd. Stockton, IL 61085	67	Manager, Chair	2010

Jon Rosenstiel 73 Route 73 South Pearl City, IL 61062	44	Manager, Vice Chair	2011

Ronald Fluegel 2398 N. Crossroads Road Lena, IL 61048	48	Manager, Treasurer	2011

Quentin Davis 13779 W. White Oak Road Forreston, IL 61030	54	Manager, Secretary	2010

Gary Bocker 10662 Illinois Route 64 W. Polo, IL 61064	63	Manager	2010

Criss Davis 17092 Blackhawk Road Shullsburg, WI 53586	48	Manager and Vice President, Government and Organizational Affairs	2009

Karl Lawfer 4874 S. Willow Road Kent, IL 61044	42	Manager and Vice President Industry Relations	2010

David Shockey 6408 E. Shockey Road Ridott, IL 61067	50	Manager	2009

Brad Smith 2946 Otter Creek Road Milledgeville, IL 61051	35	Manager and Vice President, Operations	2009

Dennis Wilke 11745 Freeport Road Durand, IL 61024	55	Manager and Vice President, Transportation and Logistics	2011

Marvin Wurster 139 W. Maple Avenue Stockton, IL 61085	63	Manager and Vice President, Market Development	2011

Ronald Mapes — Ron farms in a family grain and beef cattle operation near Stockton, Illinois.  Ron is also a partner in Northwest Grain Inc. and attended the University of Wisconsin.  Ron serves on the Jo Daviess County Board (chair of the Economic Development Committee), is a trustee for Stockton Township, and serves on the Mt. Carroll Mutual Insurance Company board.  A member of the Jo Daviess County Farm Bureau and Illinois Beef Association, Ron previously served on the Illinois Soybean Promotion Board, United Soybean Board, and U.S. Meat Federation Board and Executive Committee.  He is also past president of the Jo Daviess County Fair.

Jon Rosenstiel — Jon operates a diversified grain and beef cattle operation near Pearl City, Illinois.  A graduate of Illinois State University with a BS in Ag Business, Jon also works full-time for Stephenson Service Company as Senior Sales Lead and Ridott location manager, overseeing key agronomy accounts and managing the company’s seed division.  A member of the Stephenson County Farm Bureau Board of Directors (chairing the Education Task Force and serving on the Government & Local Affairs Task Force), Jon is a board member of the Conservation & Ag Partners (CAP) Foundation.  He previously served as a board member and chairman of the Stephenson County SWCD and is an active member and treasurer of the Pearl City Lions Club.

Ronald Fluegel — Ron operates a grain and livestock farm near Lena, Illinois.  A graduate of Highland Community College, Ron has participated in numerous leadership development programs including the Northwestern University Kellogg Masters Marketing Program, the Illinois Ag Leadership Program, and the Young Dairy Leaders Institute.  Ron currently serves on the board of the Adkins Energy Cooperative and remains active in the local and state Holstein Associations, where he once served as county president and state committee member.  He is a past chairman of the Stephenson County Extension Council, a former board member and officer of the Stephenson County Farm Bureau, and a past member and president of the Le-Win Jaycees.  Ron is active in the

Lena United Methodist Church, Lena Lions Club, and is a licensed IHSA basketball official.  He also maintains a Mycogen seed dealership and represents Bio Vet Animal Products.

Quentin Davis — A graduate of the University of Colorado with a BS in Civil/Environmental Engineering, Quentin is retired after 29 years as a registered Professional Engineer in Illinois, first as a project engineer followed by ownership and management of a local firm.  He currently is serving in a part-time capacity as Projects Administrator for the non-profit Freeport Downtown Development Foundation after previously serving on its board.  He is also a member of the board of the Freeport Area Economic Development Foundation.   Quentin is involved at Park Hills Evangelical Free Church, having served on the trustee board and building committee.  A United Way volunteer and a graduate of the Highland Community College Leadership Institute, Quentin served as co-chair for the Forestville Valley School District Citizens Advisory Building Committee.

Gary Bocker — Gary started Bocker Grain Inc. in 1971 and currently operates the grain business, a 7-unit trucking operation, a custom farming enterprise, an excavating firm, and a 4,000 acre family farming operation near Polo, Illinois.  Gary started farming at age 18 and built all of the grain storage systems in his business.  He served for many years on the board of trustees of Forreston Grove Church and on the business council of Crossroads Community Church in Freeport, where he is assisting in efforts to develop a satellite church in Polo.  Gary has also been very active with the Rockford Rescue Mission and the Lions Club where he served as District Governor in 1999 & 2000 and currently is a Lions’ Foundation trustee.

Criss Davis — Criss resides near Shullsburg, Wisconsin where he maintains farming operations in Wisconsin and Illinois, including general partnerships in Swigart & Davis Farms and Monticello Pork LLC.  Criss attended the University of Wisconsin-Platteville and Westfield State College in Massachusetts.  A past director of the Wisconsin Corn Growers Association and the National Corn Growers Association, Criss also served as past chairman of the United Soybean Board where he was a founding director of the Qualisoy Board.  He is also a member of the Wisconsin Farm Bureau Federation.

Karl Lawfer — Karl operates a grain and livestock farming enterprise near Kent, Illinois.  A graduate of the University of Illinois with a BS in Animal Science, Karl has been involved in numerous civic activities and organizations including his local school board and township boards.  He currently serves as District 1 Director on the Illinois Soybean Association Board of Directors, and he was previously honored as an Illinois Outstanding Young Farmer, Jo Daviess County Outstanding Conservation Farmer, and Midwest Dairymen’s Milk Quality Award recipient.  He is also a graduate of the prestigious Illinois Ag Leadership Foundation leadership development program.

David Shockey — David is a partner and attorney with the firm of Shockey & Cox LLC based in Freeport, Illinois, where his practice deals principally with real estate, estate planning, and business planning.  He has practiced in Freeport since 1983 and was associated with Schmelzle & Kroeger Law Offices until 2002 when Shockey & Cox was formed.  Dave earned his B.S. in Agriculture and J.D. of Law from the University of Illinois in Champaign/Urbana.  He currently serves on the Highland Community College Board of Trustees, is a member of the board of the Freeport Area Economic Development Foundation and is involved in numerous civic organizations including Rotary, Freeport Art Museum, Jane Addamsland Park Foundation, Dakota Opportunities in Education Foundation and First Baptist Church.

Brad Smith — Brad resides near Milledgeville, Illinois.  He is a partner in Smith Farming Corporation with his parents, where they raise corn and soybeans, finish feeder cattle and operate a Dekalb & Asgrow seed dealership.  A 1994 graduate of the University of Illinois with a BS in Agriculture, Brad is also a 2004 graduate of the Illinois Ag Leadership Program.  He currently serves as president of Blackhawk Farm Business Farm Management (FBFM) Association and also serves on the Carroll County Farm Bureau board of directors.  Brad and his wife Sara were recognized as winners of the Illinois Farm Bureau Young Leader Achievement Award in 2004.

Dennis Wilke — Dennis lives near Durand, Illinois, where he operates a cash grain farming operation and trucking business.  A graduate of Durand HS, Dennis is supervisor for Harrison Township after serving as trustee for two years, and he also serves as a director of Durand State Bank.  He was a board member for Durand School District #322 from 1985-93 and 1997-2001, serving as president from 1991-93.  Dennis also served on the Winnebago County Farm Bureau board of directors from 1980-86 where he was president from 1983-86.  Dennis is a 1981 graduate of the Illinois Farm Bureau Agricultural Leaders of Tomorrow (ALOT) leadership development program.

Marvin Wurster — Owner and operator of M&W Feed Service Ltd. and M&W Grain Ltd., Marv also operates a seed dealership at his enterprise in Elizabeth, Illinois.  He resides in Stockton, Illinois.  Marv received his BS from the University of Wisconsin-Platteville and his MS and PhD from South Dakota State University in Brookings.  He served as a nutritionist with Ralston Purina in St. Louis from 1969 until 1975, when he started M&W Feed Service.  He later expanded his services by opening M&W Grain in 1994.  A member of the Council for Agriculture Science & Technology, Marv is a former president of the Stockton School Board.

Committees of the Board of Managers

We presently have an executive committee and an audit committee of our board of managers.

Our executive committee exercises delegated responsibilities of the board of managers between regular meetings of the board of managers and as otherwise directed by the board.  Ronald Mapes (Chair), Jon Rosenstiel, Ronald Fluegel and Quentin Davis are serving as the members of our executive committee.

The audit committee selects our independent auditors, reviews the scope of audit and other services by the independent auditors, reviews our accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  Dennis Wilke (Chair), Brad Smith and Marvin Wurster serve as the members of the audit committee.

Our board of managers has determined that we do not have an audit committee financial expert serving on our audit committee.   We were organized and the development of our company has been led by our current managers who did not include an individual who would qualify as audit committee financial expert.  Our board of managers did not deem it appropriate to make any change in our board of managers during our development and financing phase.  Our board of managers has determined to defer consideration of whether it is appropriate to add an audit committee financial expert to our board of managers and audit committee until after our plant is constructed, we have commenced commercial operations and our development phase is completed.  Our next election of managers will take place at our annual meeting in 2009.

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

We expect that the general manager supplied by REG will begin employment 4 to 6 months before we complete construction of the plant.  We will also require experienced operations personnel for our plant.  This will include a plant manager who will be primarily responsible for the day-to-day operations of our plant.  The plant manager will begin employment before we complete construction of the plant.  The balance of our employees will also be hired and trained before we commence operations of the plant.  REG will provide training for operations personnel and on-site, start-up assistance as we commence operations.

Code of Ethics

Our board of managers has adopted a code of ethics that applies to persons including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions.  A copy of our code of ethics has been filed with the Securities and Exchange Commission and there has been no change since the date of filing.

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

On June 30, 2006, each member of our board of managers was granted warrants for the purchase of 50,000 of our Class A Units, amounting to an aggregate of 650,000 Units.  The warrants are exercisable at an exercise price of $1.00 per Unit.  The warrants will become exercisable upon the commencement of operations of our plant and will remain exercisable for a period of one year.  We may in the future issue Class A Units or Units of another class, or options or additional warrants to purchase such Units, to managers as compensation.  We have not adopted any plan or policy for such compensation.  We may compensate our managers for services provided in a capacity other than as a manager, provided that the disinterested managers on our Board shall establish this compensation.

Outstanding Equity Awards at December 31, 2007

	Warrants
	Number of Units Underlying Unexercised Warrants
Name	Exercisable	Unexercisable	Percent of Total	Exercise Price Per Unit	Warrant Expiration Date
Ronald Mapes	0	50,000	7.7%	$1.00	(1)

(1)           The warrants will become exercisable upon the commencement of operations of our plant and will remain exercisable for a period of one year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Units as of March 28, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A Units, each of our managers and executive officers, and all of our managers and executive officers as a group.

Name and Address (if required) of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2) (3)	Percentage of Outstanding Units (2)
Ronald Mapes(4)	40,000.25%
Jon Rosenstiel	25,000.16%
Ronald Fluegel(4)	50,000.31%
Quentin Davis(5)	30,000.19%
Karl Lawfer	25,000.16%
Gary Bocker(5)	100,000.62%
Criss Davis(4)	50,000.31%
David Shockey	25,000.16%
Brad Smith	30,000.19%
Dennis Wilke(4)	30,000.19%
Marvin Wurster(4)	50,000.31%
All managers and executive officers as a group	455,000	2.83%

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

On June 30, 2006 our board of managers approved execution of an option agreement with the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation, giving us the option to purchase a proposed plant site in the Mill Race Industrial Park in Freeport, Illinois.  The option allowed us to acquire that site at a purchase price of $347,100. The option was signed on June 20, 2006 and provided for option payments of $825 per month commencing August 1, 2006.  Three of our managers at the time, Quentin Davis, Dennis Hamilton and David Shockey, were also members of the board of directors of the Foundation.  As a consequence of that relationship, on October 27, 2006, our board of managers ratified the execution of the option agreement following disclosure by the three managers of their relationship with the Foundation and a finding by the remaining members of our board that the terms of the transaction were fair and reasonable to us.  The three conflicted managers abstained from voting on the ratification motion and the ratification was approved by a unanimous vote of the remaining members of our board of managers.  Thereafter, on six occasions, our board of managers approved amendments to the option agreement extending the expiration date of the option.  In each case, the three conflicted managers abstained from voting on the motions to approve the amendments and the amendments were approved by a unanimous vote of the remaining members of our board of managers voting on the motion.  Messrs Davis, Hamilton and Shockey had no personal financial interest in the Foundation or the transaction.  Because we no longer have any intention to locate our plant at the site covered by the option, we have allowed the option to lapse.

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

10.1

Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006. (Incorporated by reference to Exhibit No. 10.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.2

Consent to Assignment dated August 7, 2006 of Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006 to Renewable Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.3	Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 2, 2006. (Incorporated by reference to Exhibit No. 10.4 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.4	Agreement between the Registrant and Ebenezer Mgmt, LLC dated May 10, 2006. (Incorporated by reference to Exhibit No. 10.5 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.5

Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 15, 2007. (Incorporated by reference to Exhibit No. 10.13 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

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

10.8

Asset Purchase Agreement among the Registrant, LLC, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated March 14, 2008. (Incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K dated March 14, 2008.)

*10.9	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated March 14, 2008.

14.1	Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit No. 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

*31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

*31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

*32.1	Certificate pursuant to 18 U.S.C. Section 1350.

*     Filed or amended herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Boulay, Heutmaker, Zibell & Co. P.L.L.P., as our independent registered public accountants for the year ended December 31, 2007 and year ended December 31, 2006, are as follows:

Category	Fiscal Year	Fees
Audit Fees(1)	2007	$70,695
	2006	$60,513

        (1) Audit fees include audit of our financial statements, reviews of our quarterly financial statements, reviews of our registration statement filed on Form SB-2 and related amendments, other services related to SEC matters, and discussions with our management and audit committee.

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

BLACKHAWK BIOFUELS, LLC

Date: March 31, 2008	/s/ RONALD MAPES
Ronald Mapes
Chair and Manager
(Principal Executive Officer)

Date: March 31, 2008	/s/ RONALD FLUEGEL
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

Date: March 31, 2008	/s/ RONALD MAPES
Ronald Mapes
Chair and Manager
(Principal Executive Officer)

Date: March 31, 2008	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer and Manager
(Principal Financial and Accounting Officer)

Date: March 31, 2008	/s/ JON ROSENSTIEL
Jon Rosenstiel
Manager

Date: March 31, 2008	/s/ QUENTIN DAVIS
Quentin Davis
Manager

Date: March 31, 2008	/s/ GARY BOCKER
Gary Bocker
Manager

Date: March 31, 2008	/s/ CRISS DAVIS
Criss Davis
Manager

Date: March 31, 2008	/s/ KARL LAWFER
Karl Lawfer
Manager

Date: March 31, 2008	/s/ DAVID SHOCKEY
David Shockey
Manager

Date: March 31, 2008	/s/ BRAD SMITH
Brad Smith
Manager

Date: March 31, 2008	/s/ DENNIS WILKE
Dennis Wilke
Manager

Date: March 31, 2008	/s/ MARVIN WURSTER
Marvin Wurster
Manager

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The registrant has not sent an annual report or proxy material to its security holders.  If such report or proxy material is sent to security holders subsequent to the filing of this report, copies of such material will be furnished to the Commission.

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

3.2	Amended and Restated Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.1

Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.2

Consent to Assignment dated August 7, 2006 of Agreement for Pre-Construction Services between the Registrant and Renewable Energy Group, LLC dated April 26, 2006 to Renewable Energy Group. Inc. (Incorporated by reference to Exhibit No. 10.9 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.3

Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 2, 2006. (Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.4

Agreement between the Registrant and Ebenezer Mgmt, LLC dated May 10, 2006. (Incorporated by reference to Exhibit No. 10.5 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.5

Agreement between the Registrant and Ebenezer Mgmt, LLC dated February 15, 2007. (Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

10.6

Form of Warrant issued to members of the board of managers and executive officers of the Registrant. (Incorporated by reference to Exhibit No. 10.6 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.7

Memorandum of Understanding between the Registrant and Freeport Area Economic Development Foundation dated September 1, 2006. (Incorporated by reference to Exhibit No. 10.8 to the Registrant’s Registration Statement on Form SB-2, File No. 333-136353.)

10.8	Asset Purchase Agreement among the Registrant, LLC, Renewable Energy Group, Inc.,

Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated March 14, 2008. (Incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2008.)

*10.9	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated March 14, 2008.

14.1	Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit No. 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

*31.1	Certificate pursuant to 17 CFR 240 15d-14(a).

*31.2	Certificate pursuant to 17 CFR 240 15d-14(a).

*32.1	Certificate pursuant to 18 U.S.C. Section 1350.

*     Filed or amended herewith