Form 10-Q
period 2008-03-31
Blackhawk Biofuels, LLC
filed 2008-05-20
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-2760722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

22 South Chicago Avenue
Freeport, Illinois 61032
(Address of principal executive offices)

(815) 235-2461
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes  ☒ No

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements involving future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In many cases, you can identify forward-looking statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “should,” “could,” “may,” “future,” “continue,” “potential,” or other forms or the negatives of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well.

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

•

Delays or interruptions in the construction or operation of our plant due to inadequate financing, design or material failures, environmental issues, lack of raw materials, transportation blockages, weather and other factors; and

•	The necessity to modify or upgrade our plant, expand or curtail our operations, obtain additional capital or change our business strategy.

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

P ART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Balance Sheets

	March, 31	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$2,224,484	$7,042
Restricted cash	22,748,817	—
Other receivable	—	50,000
Prepaid expenses	61,474	15,910
Total current assets	25,034,775	72,952

Property and Equipment
Computers and office equipment	4,890	2,892
Less accumulated depreciation	(851)	(677)
Net property and equipment	4,039	2,215

Other Assets
Deferred offering costs	—	618,229
Debt issuance costs	67,217	—
Total other assets	67,217	618,229

Total Assets	$25,106,031	$693,396

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$133,821	$204,755
Accrued expenses	151,730	—
Construction payable	—	358,020
Total current liabilities	285,551	562,775

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,051,000 and 3,500,000 units outstanding at March 31, 2008 and December 31, 2007, respectively	27,928,022	3,482,433
Additional paid in capital	577,550	519,400
Deficit accumulated during development stage	(3,685,092)	(3,871,212)
Total members’ equity	24,820,480	130,621

Total Liabilities and Members’ Equity	$25,106,031	$693,396

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	Inception
	Ended	Ended	(April 28, 2005) to
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	307,064	79,914	705,983
Impairment of long-lived assets	—	—	2,917,311
General and administrative	251,797	133,920	935,815
Total	558,861	213,834	4,559,109

Operating Loss	(558,861)	(213,834)	(4,559,109)

Other Income/Expense
Grant revenue	—	—	102,500
Interest income, net of interest expense	744,981	3,566	771,517
Total	744,981	3,566	874,017

Net Income (Loss)	$186,120	$(210,268)	$(3,685,092)

Weighted Average Units Outstanding - basic	5,982,615	3,500,000	2,588,548

Net Income (Loss) Per Unit - basic	$0.03	$(0.06)	$(1.42)

Weighted Average Units Outstanding - diluted	6,015,115	3,500,000	2,588,548

Net Income (Loss) Per Unit - diluted	$0.03	$(0.06)	$(1.42)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Three Months	Three Months	From Inception
	Ended	Ended	(April 28, 2005)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$186,120	$(210,268)	$(3,685,092)
Adjustments to reconcile net income (loss) to net cash from operations:
Compensation recognized from warrant issuance	55,650	92,750	575,050
Depreciation	174	143	851
Change in assets and liabilities
Other receivable	50,000	—	—
Prepaid expenses	(45,564)	(11,522)	(61,474)
Accounts payable	(51,720)	46,723	104,600
Accrued expenses	151,730		151,730
Construction payable	(358,020)	—	—
Net cash used in operating activities	(11,630)	(82,174)	(2,914,335)

Cash Flows from Investing Activities
Capital expenditures	(1,998)	—	(4,890)
Change in restricted cash	(22,748,817)		(22,748,817)
Net cash used in investing activities	(22,750,815)	—	(22,753,707)

Cash Flows from Financing Activities
Payments for debt issuance costs	(67,217)	—	(67,217)
Member contributions received	25,102,000	—	28,602,000
Payments for cost of raising capital	(57,396)	(196,540)	(644,757)
Forfeited deposit	2,500	—	2,500
Net cash (used in) provided by financing activities	24,979,887	(196,540)	27,892,526

Net Increase (Decrease) in Cash	2,217,442	(278,714)	2,224,484

Cash – Beginning of Period	7,042	538,648	—

Cash – End of Period	$2,224,484	$259,934	$2,224,484

Supplemental Disclosure of Cash Flow Information
Interest paid	$741	$—	$741

Supplemental Disclosure of Noncash Financing Activities
Cost of raising capital included in accounts payable	$29,221	$60,841	$29,221
Construction deposit capitalized as construction in process	$—	$179,664	$—
Construction costs included in construction payable	$—	$252,842	$—
Deferred offering cost offset against equity	$656,411	$—	$656,411

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statement of Changes in Members’ Equity

		Additional	Deficit Accumulated
	Member	Paid in	During
	Contributions	Capital	Development Stage
	(Unaudited)	(Unaudited)	(Unaudited)

Balance - Inception, April 28, 2005	$—	$—	$—

Net loss	—	—	(2,145)

Balance - December 31, 2005	—	—	(2,145)

Capital contributions - 1,770,000 units, $1.00 per unit, March 2006	1,770,000	—	—
Less units subscribed receivable	(630,000)

Capital contributions - 1,730,000 units, $1.00 per unit, April 2006	1,730,000	—	—

Collection of units subscribed receivable - April 2006	630,000	—	—

Cost of raising capital	(17,567)	—	—

Compensation recognized from warrant issuance	—	185,500	—

Net loss for the year ending December 31, 2006	—	—	(280,467)

Balance - December 31, 2006	3,482,433	185,500	(282,612)

Compensation recognized from warrant issuance	—	333,900	—

Net loss for the year ending December 31, 2007	—	—	(3,588,600)

Balance - December 31, 2007	3,482,433	519,400	(3,871,212)

Capital contributions - 12,551,000 units, $2.00 per unit, March 2008	25,102,000	—	—

Cost of raising capital	(656,411)

Compensation recognized from warrant issuance to board members	—	55,650	—

Forfeited deposit	—	2,500	—

Net income for the period ending March 31, 2008	—	—	186,120

Balance - March 31, 2008 (unaudited)	$27,928,022	$577,550	$(3,685,092)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007, contained in the Company’s annual report on Form 10-KSB.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Nature of Business

The Company, which anticipated its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.

As of March 14, 2008, the Company abandoned the aforementioned plant location and purchased the under-construction assets of an existing project located in Danville, Illinois (the plant) from an unrelated third party.  This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company continues to operate in the development stage with its efforts principally devoted to organizational development and construction of the plant.  The Company anticipates completion of the plant in fall of 2008.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for offering costs, which are net against equity upon successful completion of the equity drive, as discussed below, and the fair value of the warrants issued to members of the board of managers and analysis of long-lived asset impairment.  It is at least reasonably possible that these estimates may change in the near term.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of approximately $22,749,000 at March 31, 2008 for the construction of the plant.  The Board has restricted these funds to fund the construction of the plant and the animal fat processing facility and as of March 31, 2008 there are no bank or other legal restrictions on this cash.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

Asset impairment charges are recorded for long-lived assets subject to depreciation when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.  On March 14, 2008, the Company entered into a purchase agreement to acquire the assets of an under-construction plant located in Danville, Illinois and have therefore considered the construction costs related to the Freeport, Illinois site impaired.  The Company had incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which were capitalized as construction in process.  Asset impairment charges of $2,917,311 were recorded during the year ended December 31, 2007 related to change in location.  The change was recorded in 2007 financial statements as the decision to move the Plant was known before the release of the 2007 financial statements.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  On March 14, 2008, the issuance of new equity occurred and approximately $656,400 was netted against the proceeds received.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

Stock-Based Compensation

On January 1, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.

The Company did not issue unit options until 2006, so the Company did not have to transition to SFAS 123R.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

Earnings Per Share

Earnings per share are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants, representing 650,000 units, are not considered in the fully diluted calculation for the quarter ended March 31, 2007 and the period from inception to March 31, 2008 since they are antidilutive.  The member units equivalents for these warrants was 325,000 for the three-month period ended March 31, 2008.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.  We have no assets or liabilities that would require disclosure under SFAS 157.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheet, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude Statement of Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of Statement of Financial Accounting Standard No. 133 (“SFAS 133”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

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

The Company filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering was for a minimum of 10,000,000 units and a maximum of 17,500,000 units for sale at $2.00 per unit.  The minimum purchase requirement was 12,500 units for a minimum investment of $25,000. To become a member, a 10% deposit was required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% was also due at subscription.

As of March 14, 2008, the Company agreed to purchase for approximately $50,200,000 (see Note 7) the under-construction assets of an existing project in Danville, Illinois for the construction of a 45 million gallon biodiesel plant, including the assumption of the existing debt financing of $24,650,000, a commitment letter with the intent to enter into a $20,300,000 convertible secured subordinated note and cash payment totaling $5,250,000 which allowed the Company to break escrow based on the requirements of the escrow agreement.  The total amount raised in the offering and released from escrow as of that date totaled $25,102,000.  These funds will be used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

3.  FINANCING

On May 9, 2008, as a result of the acquisition of the assets related to the biodiesel project in Danville, Illinois, the Company entered into a Subordinated Loan Agreement with REG in the amount of $21,700,000 for the purpose of funding construction of the Danville, Illinois project.  This note was principally in payment for the 1,980,488 shares of common stock of REG delivered to the sellers under the terms of the Purchase Agreement.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 7). The note requires the Company pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008. All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units of the Company at a price of $2.00 per unit at any time.  The note will be secured with a subordinated mortgage security.

On May 9, 2008 the Company entered into a loan agreement with a financial institution for the purpose of acquiring the plant assets under the Purchase Agreement.  The agreement provides for a $24,650,000 term loan and a $5,000,000 revolving line of credit. Interest will accrue on the outstanding balance at the 30-day LIBOR rate plus 275 basis points until June 30, 2009 at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITA.  The note will mature on November 3, 2011. All principal and accrued but unpaid interest shall be due and payable on the maturity date. The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The revolving note will mature May 8, 2009.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.

4.  EQUITY-BASED COMPENSATION

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

The following table summarizes the activity for outstanding members of the board of managers’ warrants:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	—	—
Granted	650,000	$1.00
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at December 31, 2007	650,000	$1.00
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at March 31, 2008	650,000	$1.00	1	$650,000
Vested and exercisable as of March 31, 2008	—	—		—
Vested and expected to vest as of March 31, 2008	650,000	$1.00	1	$650,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at March 31, 2008.

The Company recognized unit-based compensation expense of approximately $56,050 and $92,750 during the periods ending March 31, 2008 and 2007 and approximately $575,050 for the period from inception (April 28, 2005) to March 31, 2008, respectively, which is included in general and administrative expense on the statement of operations. As of March 31, 2008, approximately $166,950 of total unrecognized compensation cost related to unit options is expected to be recognized over a period of 1 year. To the extent the forfeiture rate is different than we have anticipated; unit-based compensation related to these awards will be different from our expectations.

On May 2, 2008, the Company issued 100,000 unit options (warrants) to an outside consultant to the Company.  The options will be issued at $2.00 per unit and will vest over the term of the agreement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

5.  GRANTS

On March 14, 2008 the Company entered into an agreement to purchase the under-construction assets of an existing project located in Danville, Illinois. Prior to the Company entering into the agreement, the original Danville project had been awarded $4,000,000 from the Renewable Fuels Development program and had already received $3,800,000 before the Company had entered into the purchase agreement.  The Company has submitted a request for a transfer of $1,500,000 of the total $3,400,000 grant approved for the Freeport site to be utilized on the Danville project; however the transfer of the grant money approval is unlikely.

6.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into a purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.  Of that consideration, $250,000 and 97,561 shares of common stock in REG were placed in escrow to satisfy indemnification obligations within the purchase agreement.  The Company has assumed $24,650,000 of the sellers’ long-term debt by entering into a new loan agreement with the financial institution (see Note 3).

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process.  This facility would be built within the Danville, IL location.  The estimated contract price is $10,844,327, of which is subject to an increase due to certain circumstances, as defined in the agreement, up to a maximum of $11,747,633. The contract also includes a contingency amount totaling $903,306, of which is not included in the aforementioned contract price.  Within several days of the Company entering into the purchase agreement as aforementioned, the Company shall pay 10% of the estimated contract price or $1,084,432, of which will be applied to the total contract price.  A final payment, consisting of the unpaid balance of the contract price, shall be due and payable when work on the facility is fully completed.

On May 9, 2008, the Company entered into an oil feedstock supply agreement as incorporated into the asset purchase agreement aforementioned.  The Company will purchase up to approximately 30% of the Company’s maximum operating requirements for soybean oil from an unrelated third party for a term of six years from the date of closing of the asset purchase agreement.  The Company has the option to renew the agreement for an additional two-year period by giving written notice no later than 12 months prior to expiration of the initial terms. The Company is obligated to pay the third party the futures price plus basis.  A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. Once delivery of the feedstock commences, payments are due each week for the total price of oil to be delivered under the applicable weekly estimate.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008 and December 31, 2007

For any oil not covered by specific orders or by a weekly estimate, the company shall pay in advance the total purchase price for such oil.

Service Agreements

On May 9, 2008, the Company entered into an agreement with an unrelated party to provide assistance with rail loadout services and provide the Company of easements for access and natural gas, oil and biodiesel pipelines. The Company will pay monthly estimated per car cost for all railcars loaded during a month. At the end of each quarter the Company will be notified the actual per car cost for that quarter. If actual is greater than estimated, the Company will be required to pay the difference times the number of railcars loaded during such quarter, payment must be made within five days. The Company shall also pay the pre-effective service fee of $240,000 in monthly payments of $13,333 beginning seven months after the effective date.

Lease Agreements

On May 9, 2008, the Company entered into a lease agreement, with the same unrelated party providing the oil feedstock supply as aforementioned, for certain real property. The base rent is the sum of one dollar ($1.00) per annum, payable on the rent commencement date and on each anniversary during each year.  Upon termination of the oil feedstock supply agreement a base rent of $72,000 per annum is payable in equal monthly installments in advance on the first day of each month throughout the lease term. After the first full calendar year the base rent shall increase by the same percentage as the percentage increase, if any, in the consumer price index.

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  The consultant will also receive 1% of any grant funds received by the Company, excluding any possible funds received from the USDA VAPG and Energy grant programs.  In February 2007, the Company extended this agreement for the purpose of consultation. The contract required payments totaling $25,000, and an additional $25,000 in the form of Blackhawk, LLC stock at the time construction begins. In March of 2008 the company abandoned the project at the Freeport site, therefore construction did not begin. During March the Board discussed compensation and decided on a payment of $5,000 when escrow is broken, $34,000 upon state grant approval, $30,000 when escrow is broken for compensation from August though March, and an additional cash payment of $6,000 for added time. In April of 2008, the Company extended this agreement for the purpose of consultation. Also, as a result of the agreement, the consultant was awarded 100,000 unit options (warrants) (see Note 4).  The contract requires payments of $1,000 weekly. Either party may terminate this contract upon fourteen days written advance notice.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

On May 9, 2008, pursuant to the acquisition of the assets of the Danville, Illinois project the Company entered into a management and operational services agreement with REG.  The agreement provides for the overall management of the plant, including providing on-site general and operations managers, procurement of feedstocks as necessary for the operation of the plant, performing administrative, sales and marketing functions, and other as needed services.  The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf.  The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced and a flat fee of $75,000 per year.  The Company shall also pay an annual net income bonus of 6% of the net income of the Company.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  This may occur as a result of many factors.  The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Introduction

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We intend to complete construction of and operate a biodiesel production plant in Danville, Illinois.  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to planning for our project and operations, obtaining financing for our project, executing agreements related to the acquisition of assets for and construction of our plant, and related activities.  We will not generate revenue until we complete construction of our plant, which we expect to occur in the fall of 2008.

Closing of Asset Purchase Agreement with Biofuels Company of America, LLC

On March 14, 2008 we entered into a Purchase Agreement with Biofuels Company of America, LLC (“BCA”) to acquire the under-construction assets of a biodiesel plant in Danville, Illinois.  Construction of the plant was underway under the ownership of Biofuels Company of America, LLC (“BCA”).  The acquisition was made pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with BCA.  Other parties to the Agreement were Renewable Energy Group, Inc. (“REG”), which also provided financing for the transaction, and Biodiesel Investment Group, LLC and Bunge North America, Inc. (“Bunge”), which are the owners of BCA.  The transaction closed on May 12, 2008.

Under the terms of the Purchase Agreement, we acquired specified assets of BCA and assumed certain liabilities of BCA.  The consideration payable to BCA was in the form of $5,250,000 in cash and 1,980,488 shares of common stock of Renewable Energy Group, Inc. (“REG”).  Of that consideration, $250,000 and 97,561 shares of common stock of REG were placed in escrow to satisfy indemnification obligations which BCA may have to the Company under the Purchase Agreement.  Pursuant to a loan agreement entered into with REG Ventures, LLC, an affiliate of REG (“REG Ventures”), we issued to REG Ventures a convertible promissory note in the principal amount of $21,700,000 as payment for the REG common stock delivered to BCA and for an additional 127,273 shares of series B preferred stock of REG issued to Bunge North America, Inc. (“Bunge”) in consideration for Bunge’s agreement to enter into an Oil Feedstock Supply Agreement with us.  We also entered into a new loan agreement with Fifth Third Bank to replace $24,650,000 in debt financing which had originally been provided to the facility by Fifth Third Bank.

The Purchase Agreement is being filed with this Report and is incorporated herein by reference.  The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement.

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

Transaction Agreements

In connection with the acquisition of the under-construction assets of the Danville facility, there were several other agreements entered into by the Company related to the acquisition of the assets and future operations of our Company.  Most of the these agreements were dated May 9, 2008 but were not effective until closing of the acquisition of assets and related financings on May 12, 2008.

Loan Agreement with Fifth Third Bank

In connection with the acquisition of the biodiesel assets under the Purchase Agreement, the Company entered into a Loan Agreement with Fifth Third Bank (“Fifth Third”) dated May 9, 2008 to replace $24,650,000 in construction/term debt financing previously provided to the project by Fifth Third.  In addition, Fifth Third agreed to provide an additional $5,000,000 revolving line of credit.  The construction/term loan will bear interest at a fluctuating rate based on a range of rates above LIBOR and will mature on November 3, 2011.  Revolving credit loans will be available based on the Company’s eligible accounts receivable and inventories and will be available until May 8, 2009. Interest on revolving credit loans will fluctuate based on LIBOR or Fifth Third’s prime rate.  The obligations of the Company will be secured by substantially all of the assets of the Company.

Subordinated Loan Agreement with REG

The Company also entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for the 1,980,488 shares of common stock of REG delivered to BCA under the terms of the Purchase Agreement.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge described below.  Interest is based on  LIBOR plus 5%.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  The obligations of the Company to REG are secured on a subordinated basis by substantially all of the assets of the Company.

Ground Lease from Bunge Milling, Inc.

By a First Amendment, Assignment and Assumption and Consent to Assignment of Ground Lease and Conveyance of Leasehold Improvements dated May 9, 2008, the Company assumed from BCA a ground lease dated November 3, 2006 (as amended, the “Ground Lease”) from Bunge Milling, Inc. for the site on which the Danville Facility is located.  The Ground Lease covers approximately 6 acres of land adjacent to a soybean crushing plant operated by Bunge.  The term of the Ground Lease will expire on November 3, 2036, subject to the right of the Company to extend the term for four additional five year periods.  The rent under the Ground Lease will be $1.00 per year during the term of the oil feedstock supply agreement between the Company and Bunge described below (May 9, 2014 or, if extended, May 9, 2016).  Thereafter, base rent will commence under the Ground Lease at $72,000 per year subject to a consumer price index escalator in future years.

Design-Build Agreement with REG Construction

Further construction on the Danville Facility will be performed by or under the supervision of REG Construction & Technology Group, LLC, an affiliate of REG, under a Design-Build Agreement dated May 9, 2008 (the “Design-Build Agreement”).  A major part of the construction will be the establishment of a preliminary treatment facility to process animal fats for use as feedstock in the primary biodiesel production segment of the Danville Facility.  The estimated contract price to complete the work required under the Design-Build Agreement is $10,844,327 subject to increase in certain circumstances up to a maximum of $11,747,633.

Oil Feedstock Supply Agreement with Bunge

The Company has entered into an Oil Feedstock Supply Agreement with Bunge dated May 9, 2008 which provides that the Company will acquire its soybean oil from Bunge and assures the Company that Bunge will make available at least 30% of the Company’s maximum operating requirements for soybean oil.  If the Company does not use soybean oil to produce biodiesel, the Company will pay standby fees to Bunge for making oil available to the Company.   The purchase price for soybean oil under the agreement will fluctuate based on market prices.

Services Agreement with Bunge

The Company has also entered into a Services Agreement with Bunge dated May 9, 2008 (the “Bunge Services Agreement”) which provides that Bunge will assist the Company principally with respect to rail loadout at Bunge’s rail staging area and will assure the Company of easements for access and natural gas, oil and biodiesel pipelines.  Fees will vary based on the services performed.  The Bunge Services Agreement will expire on May 9, 2014, subject to extension for additional two year periods unless one of the parties elects to terminate the agreement.

Management and Operating Services Agreement with Renewable Energy Group, Inc.

To provide for management of the Danville Facility, the Company entered into a new Management and Operational Services Agreement (the “REG Services Agreement”) dated May 9, 2008 with two REG affiliates, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”).   Under the REG Services Agreement, REG Services and REG Marketing will have responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin when our plant commences production and performance of administrative, sales and marketing functions for us.

REG Services will have the responsibility under the REG Services Agreement to manage the supply of soybean oil, other vegetable oils and animal fat feedstocks for our use.  Feedstock procurement will include consideration of ways to assure the supply and price of feedstocks, which might include supply or purchase agreements and hedging instruments and accounts.

The REG Services Agreement also provides for REG Marketing to market the biodiesel and glycerin produced by us.  We expect that the biodiesel produced by our plant will be marketed under REG’s Soypower trade name.  Product marketing may also involve the use of extended term contracts and hedging facilities.

The REG Services Agreement provides for compensation to REG Services in an amount of $75,000 per month plus $.0425 per gallon of biodiesel produced, in each case subject to a consumer price index escalator, plus a bonus of 6% of our net income.  In addition, we will pay additional compensation to REG Services for testing and start-up services in the amount of $483,000 and will pay for any additional services provided by REG Services beyond the scope of the Services Agreement.

 In addition, the REG Services Agreement provides for the extension of trade credit by REG Services and REG Marketing to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf.  The trade credit will be secured by the Company’s inventories and receivables.

The REG Services Agreement also provides that REG Services will be entitled to appoint one member to the board of managers of the Company.

Business Strategy

Our business strategy revolves around two main goals: utilization of low-cost feedstocks and production of a high quality biodiesel product.  To reach our goal of using the lowest cost feedstocks, we will incorporate feedstock pretreatment capabilities in our facility.  Our goal to provide high quality biodiesel led us to enter into the REG Services Agreement with REG Services and REG Management.

Plan of Operations

From the present to our expected commencement of operations in the fall of 2008, we will be actively involved in five principal tasks:

(1)          Completing construction of our plant, including a pre-treatment facility to allow the plant to use animal fats as feedstock;

(2)          Working with REG to plan for the commencement of operations, including the purchase of initial feedstocks and utility services and marketing of our biodiesel and glycerin products;

(3)          Hiring executive management personnel and, through REG, operations management and employees;

(4)          Testing and accepting the plant from our technology and construction contractors; and

(5)          Commencing operations of our plant.

Given our debt financing with Fifth Third Bank and REG, we believe that we will have sufficient cash resources to cover all of our expenses associated with the foregoing tasks.  We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period.

Following the commencement of operations of our plant, our activities will be focused on the successful operation of our plant.  That will involve working closely with REG in monitoring and supervising the selection and mix of feedstocks for our plant, the terms on which the production of our biodiesel and glycerin will be marketed and sold, and risk management with respect to our feedstocks and products.  Assuming that we have inventories and accounts receivable which qualify for our operating line of credit with Fifth Third Bank, and utilizing trade credit under the terms of our Service Agreement with REG Services and REG Marketing, we expect to have sufficient operating capital for purposes of our operations for at least the next twelve months.

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

Employees

Prior to completion of the plant construction and commencement of operations, we plan to hire a chief executive officer and a chief financial officer with overall responsibilities for the administration of our company.  In addition, we intend to obtain the services of approximately 30 additional full-time employees through REG.  We expect that two of these employees, including a general manager, will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect to fill the general manager position as soon as possible during the construction period.  We do not presently offer an employee benefits package and expect that any benefits for personnel provided by REG will be made available through REG plans.

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

Liquidity and Capital Resources

Funding for our project planning and development activities was originally provided by a $3,500,000 seed capital financing and grants from the United States Department of Agriculture (“USDA”) and the Illinois Soybean Board in the aggregate amount of $102,500.  The completion of our $25,102,000 public offering of Units, our $24,650,000 construction/term debt financing with Fifth Third Bank, our $5,000,000 revolving line of credit from Fifth Third and our $21,700,000 subordinated debt financing with REG have provided us with the capital necessary to acquire the under-construction assets of our Danville plant, complete construction and commence operations.

As of March 31, 2008, we had cash and cash equivalents of $25,034,775 and total assets of $25,106,031.  As of March 31, 2008, we had accounts payable of $135,821.  Since our organization on April 28, 2005 through March 31, 2008, we generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, net of interest expense, amounted to $874,017.  Operating expenses during that period, attributable primarily to start-up business expenses, were $1,641,799.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site. We had an accumulated loss of $3,685,092 at March 31, 2008.  Total members’ equity as of March 31, 2008 was $24,820,480.

We estimate the capital that we will require and will have available to complete construction of the Danville plant and commence operations will be approximately $19,250,000. The resources available will consist principally of proceeds of our equity offering.  We estimate that the amount required to complete the plant as designed will be approximately $5,250,000.  We also intend to add pre-treatment facilities to the plant at a cost of approximately $6,500,000, which will allow us to use animal fats as feedstock for the plant.  We estimate the amount required to complete testing of the plant will be approximately $500,000.  The balance of our resources available after construction and testing will be approximately $7,000,000, $2,000,000 of which will be placed in a debt service account with Fifth Third Bank and $5,000,000 will be available as initial working capital to commence operations of our plant.

We will also require ongoing working capital for our operations.  For that purpose, we have a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the REG Services Agreement also provides for the extension of trade credit for the purchase of raw materials and upon the sale of our biodiesel production.

Interest Income

Interest income increased $742,157 as compared to the three month period ended March 31, 2007.  The large increase is due to the closing of the escrow for our offering of Units and the investment of approximately $25,000,000 of the offering proceeds.

Operating Expenses

From the commencement of our operations on April 28, 2005 through March 31, 2008, we have incurred an accumulated loss of $3,685,092.  This loss was funded principally by the proceeds of our seed equity financing, interest income and, to a small extent, the proceeds of our public offering of Units.  The expenses resulting in the loss included $705,983 in professional fees and $935,815 in general and administrative expenses.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site.

For the quarter ended March 31, 2008, operating expenses increased $375,027 or 175% from $213,834 to $558,861 as compared to the prior year.  The increase was primarily due to a $227,100 increase in professional fees and a $117,877 increase in expense related to the payment totaling $179,430 related to land fees at the Freeport site offset by a $37,100 decrease in compensation expense.

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

Statement of Operations Data:	Fiscal Quarter Ended March 31, 2008	Fiscal Quarter Ended March 31, 2007	From Inception (April 28, 2005) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0
Other Income	744,981	3,566	874,017
Operating expenses	(558,861)	(213,834)	(4,459,109)
Net Income (Loss)	$186,120	$(210,268)	$(3,685,092)

Balance Sheet Data:	March 31, 2008
(unaudited)
Assets:
Current Assets	$25,034,775
Property and Equipment, net	4,039
Other Assets	67,217
Total Assets	$25,106,031

Liabilities and Members’ Equity:
Current Liabilities	$285,551
Total Members’ Equity	24,820,480
Total Liabilities and Members Equity	$25,106,031

Our revenues from operations in the future will be derived principally from sales of biodiesel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for a an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  As of March 31, 2008, $656,411 in offering expenses had been incurred by us, of which approximately $500,000 had been paid from resources other than proceeds of the offering and approximately $150,000 had been paid from the proceeds of the offering.  In addition, approximately $400,000 of the offering proceeds were spent in the quarter ended March 31, 2008 to cover general and administrative expenses and professional fees.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  No underwriting or finder fees or expenses were incurred in the offering.  The balance of the proceeds of the offering are being used to acquire the assets of our biodiesel facility in Danville, Illinois, complete construction of the facility and commence operations.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Members on January 30, 2008 at which members of our Board of Managers were elected.  In accordance with Section 5.3(b) of our Amended and Restated Limited Liability Company Agreement, the terms of the Managers were staggered by election of Managers to one, two and three year terms as follows:

	Votes in Favor	Votes Against
Gary Bocker – 2 year term expiring in 2010	997,500	0
Quentin Davis – 2 year term expiring in 2010	997,500	0
Criss Davis – 1 year term expiring in 2009	947,500	0
Ronald Fluegel – 3 year term expiring in 2011	942,500	55,000
Karl Lawfer – 2 year term expiring in 2010	972,500	0
Ronald L. Mapes – 2 year term expiring in 2010	972,500	25,000
Jon Rosenstiel – 3 year term expiring in 2011	997,500	0
David D. Shockey – 1 year term expiring in 2009	997,500	0
Brad Smith – 1 year term expiring in 2009	972,500	25,000
Dennis Wilke – 3 year term expiring in 2011	972,500	0
Marvin Wurster – 3 year term expiring in 2011	972,500	0

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
*10.1	Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated March 14, 2008

*10.2

First Amendment to Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated May 1, 2008

*10.3	Loan Agreement between the Registrant and Fifth Third Bank dated May 9, 2008

*10.4	Construction/Term Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008

*10.5	Revolving Credit Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008

*10.6	Security Agreement between the Registrant and Fifth Third Bank dated May 9, 2008

*10.7	Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and Fifth Third Bank dated May 9, 2008

*10.8	Subordinated Loan Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008

*10.9	Convertible Secured Subordinated Note of the Registrant to REG Ventures, LLC dated May 9, 2008

*10.10	Security Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008

*10.11	Subordinated Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and REG Ventures, LLC dated May 9, 2008

*10.12	Warrant from the Registrant to REG Ventures, LLC dated May 9, 2008

*10.13	Amended and Restated Ground Lease Agreement between Biofuels Company of America, LLC and Bunge Milling, Inc. dated November 3, 2006

*10.14

First Amendment, Assignment and Assumption and Consent to Assignment of Ground Lease and Conveyance of Leasehold Improvements among the Registrant, Bunge Milling, Inc. and Biofuels Company of America, LLC dated May 9, 2008

*10.15	Standard Form of Design-Build Agreement and General Conditions between Owner and Contractor between the Registrant and REG Construction and Technology Group, LLC

*10.16	Oil Feedstock Supply Agreement among the Registrant, Renewable Energy Group, Inc. and Bunge North America, Inc. dated May 9, 2008(1)

*10.17	Services Agreement between the Registrant and Bunge North America, Inc. dated May 9, 2008(1)

*10.18	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated May 9, 2008

*31.1	Certification pursuant to Rule 15d-14(a)

*31.2	Certification pursuant to Rule 15d-14(a)

*32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*	Filed or amended herewith.
(1)

Certain material has been omitted from this exhibit in accordance with a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: May 20, 2008	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: May 20, 2008	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)