Form 10-Q
period 2008-06-30
Blackhawk Biofuels, LLC
filed 2008-08-14
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

☐              Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2760722 (I.R.S. Employer Identification No.)

210 W. Spring St.
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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Balance Sheets

	June, 30	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$518	$7,042
Restricted cash	17,038,892	—
Other receivables	218,777	50,000
Inventory	206,540	—
Prepaid expenses	194,958	15,910
Total current assets	17,659,685	72,952

Property and Equipment
Computers and office equipment	6,755	2,892
Construction in process	52,909,249	—
Less accumulated depreciation	1,330	677
Net property and equipment	52,914,674	2,215

Other Assets
Deferred offering costs	—	618,229
Debt issuance costs, net of amortization	429,837	—
Total other assets	429,837	618,229

Total Assets	$71,004,196	$693,396

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$63,878	$204,755
Construction payable	398,033	358,020
Accrued interest	337,112	—
Interest rate swap	51,392	—
Total current liabilities	850,415	562,775

Long-Term Debt, net of unamortized debt discount	45,401,415	—

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,077,250 and 3,500,000 units outstanding at June 30, 2008 and December 31, 2007, respectively	27,980,522	3,482,433
Additional paid in capital	771,595	519,400
Deficit accumulated during development stage	(3,999,751)	(3,871,212)
Total members’ equity	24,752,366	130,621

Total Liabilities and Members’ Equity	$71,004,196	$693,396

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(April 28, 2005) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	84,382	44,514	391,446	124,428	790,365
Impairment of long-lived assets	—	—	—	—	2,917,311
General and administrative	344,533	121,315	596,330	255,235	1,280,348
Total	428,915	165,829	987,776	379,663	4,988,024

Operating Loss	(428,915)	(165,829)	(987,776)	(379,663)	(4,988,024)

Other Income
Other income	18,777	—	18,777	—	18,777
Grant revenue	—	—	—	—	102,500
Interest income	95,479	1,320	840,460	4,886	866,996
Total	114,256	1,320	859,237	4,886	988,273

Net Loss	$(314,659)	$(164,509)	$(128,539)	$(374,777)	$(3,999,751)

Weighted Average Units Outstanding - Basic and Diluted	16,064,269	3,500,000	11,023,442	3,500,000	3,645,695

Net Loss Per Unit - Basic and Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.11)	$(1.10)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(April 28, 2005)
	June 30, 2008	June 30, 2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(128,539)	$(374,777)	$(3,999,751)
Adjustments to reconcile net loss to net cash from operations:
Stock-based compensation	147,043	185,500	666,443
Units issued in exchange for services	52,500	—	52,500
Depreciation and amortization	3,184	286	20,991
Unrealized loss on interest rate swap	51,392		51,392
Change in assets and liabilities:
Other receivables	(168,777)	(12,472)	(218,777)
Inventory	(206,540)	—	(206,540)
Prepaid expenses	(179,048)	(1,079)	(194,958)
Accounts payable	(92,442)	48,356	63,878
Accrued expenses	337,112	—	337,112
Net cash used in operating activities	(184,115)	(154,186)	(3,427,710)

Cash Flows from Investing Activities
Change in restricted cash	(17,038,892)	—	(17,038,892)
Capital expenditures	(3,863)	—	(6,755)
Construction in process	(31,169,236)	(16,285)	(30,811,216)
Net cash used in investing activities	(48,211,991)	(16,285)	(47,856,863)

Cash Flows from Financing Activities
Payments for debt issuance costs	(429,837)	—	(446,967)
Member contributions received	25,102,000	—	28,602,000
Proceeds from construction loan	23,801,536	—	23,801,536
Payments for deferred offering costs	(86,617)	(256,804)	(673,978)
Forfeited deposit	2,500	—	2,500
Net cash provided by (used in) financing activities	48,389,582	(256,804)	51,285,091

Net Increase (Decrease) in Cash	(6,524)	(427,275)	518

Cash – Beginning of Period	7,042	538,648	—

Cash – End of Period	$518	$111,373	$518

Supplemental Disclosure of Cash Flow Information
Capitalized interest	$427,847	$—	$427,847
Interest paid	$—	$—	$741

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$21,700,000	$—	$21,700,000
Deferred offering costs included in accounts payable	—	6,399	—
Construction deposit capitalized as construction in process	—	179,664	—
Construction costs included in construction payable	398,033	—	398,033
Deferred offering cost offset against equity	656,411	—	—
Debt discounted from issuance of warrants	102,652	—	102,652
Construction financing costs reclassified to debt issuance costs	—	637	—

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

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

As of March 14, 2008, the Company abandoned the aforementioned project and purchased the under-construction assets of an existing project located in Danville, Illinois (the plant) from an unrelated third party.  This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company continues to operate in the development stage with its efforts principally devoted to organizational development and construction of the plant.  The Company anticipates completion of the plant in December 2008.

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

June 30, 2008 and December 31, 2007

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled approximately $17,039,000 at June 30, 2008.  The Board has restricted the project funds to fund the construction of the plant and animal fat processing facility.  As of June 30, 2008 there are no bank or other legal restrictions on this cash.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

Asset impairment charges are recorded for long-lived assets subject to depreciation when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.  On March 14, 2008 the Company entered into a purchase agreement to acquire the assets of an under-construction plant located in Danville, Illinois and have therefore considered the construction costs related to the Freeport, Illinois site impaired.  The Company had incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which were capitalized as construction in process.  Asset impairment charges of $2,917,311 were recorded for the year ended December 31, 2007 related to the change in location.  The change was recorded in 2007 financial statements as the decision to move the Plant was known before the release of the 2007 financial statements.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of June 30, 2008, the Company had inventory of soy oil valued at approximately $206,500.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  On March 14, 2008, the issuance of new equity occurred and approximately $674,000 was netted against the proceeds received.

Debt Issuance Costs

Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.  The Company has amortized approximately $17,100 for the six months ended June 30, 2008 and is included in construction in process.

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

June 30, 2008 and December 31, 2007

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

Loss Per Unit

Loss per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants, representing 801,563 units, are not considered in the fully diluted calculation since they are antidilutive.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  As of June 30, 2008 and December 31, 2007, the Company has no derivative instruments that meet this criterion.  As of June 30, 2008, the Company has recognized a liability and a loss related to the fair value of the interest rate swap agreement of approximately $51,400.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to the financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.  See Note 3 for the Company’s assessment of the fair value of certain assets.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

June 30, 2008 and December 31, 2007

No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

2.  MEMBERS’ EQUITY

The Company was originally capitalized by 108 members contributing a total of $3,500,000 for 3,500,000 units.  These contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 3,500,000 units at a cost of $1.00 per unit for a maximum of $3,500,000.  Each investor was required to purchase a minimum of 25,000 units for a minimum investment of $25,000 and had the option to purchase additional units in increments of 2,500 units thereafter.  This offering was closed and the units were issued on April 12, 2006.

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

June 30, 2008 and December 31, 2007

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

As of March 14, 2008, the Company agreed to purchase for approximately $50,000,000 (see Note 8) the under-construction assets of an existing project in Danville, Illinois for the construction of a 45 million gallon biodiesel plant, including the assumption of the existing debt financing of $24,650,000, a commitment letter with the intent to enter into a $20,300,000 convertible secured subordinated note and payment $5,250,000 in cash which allowed the Company to break escrow based on the requirements of the escrow agreement.  The total amount raised in the offering and released from escrow as of that date totaled $25,102,000.  These funds will be used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3

Interest rate swap liability	$51,392	$51,392	$—	$51,392	$—

We determine the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

4.  FINANCING

On May 9, 2008, as a result of the acquisition of the assets related to the biodiesel project in Danville, Illinois, the Company entered into a Subordinated Loan Agreement with REG in the amount of $21,700,000 (Subordinated debt) for the purpose of funding construction of the Danville, Illinois project. This note was principally in payment for the 1,980,488 shares of common stock of REG and for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 6).  On May 2, 2008, the Company issued warrants to purchase 51,563 Class A membership units at $.01 per unit to a related party as part of the subordinated loan agreement.  Twenty percent of the warrants may be exercised within one year of the issuance date.  Each year thereafter, an additional twenty percent of the warrants become exercisable for a period of one year.  A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized as of June 30, 2008 and will be amortized and capitalized to construction in process during the construction phase.  After completion of the plant the discount will be amortized to interest expense over the remaining life of the loan.  The capitalized amortization was approximately $2,500 for the period ending June 30, 2008.

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008 through May 9, 2013. All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note will be secured with a subordinated mortgage security. Additionally, in exchange for financing the subordinated note, the related party was issued warrants to purchase 51,563 Class A membership units at $0.01 per unit (See Note 5).

On May 9, 2008 the Company entered into a Loan agreement with another third party lender for the purpose of purchasing the assets of the project from the existing owners of the Danville, Illinois project and funding construction and operational requirements for that project.  The agreement provides for a $24,650,000 term loan (Construction note) and a $5,000,000 revolving line of credit. Interest will accrue on the outstanding balance at the 30-day LIBOR rate plus 275 basis points until June 30, 2009 at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITA.  The note will mature on November 3, 2011. All principal and accrued but unpaid interest shall be due and payable on the maturity date. The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The revolving note will mature May 8, 2009.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.

In May 2008, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 3.67% on the outstanding principal of the loan agreement.  The interest rate swap agreement is not designated as either a cash flow or fair value hedge.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

Long-term debt, as discussed above, consists of the following at June 30, 2008:

Construction note	$23,802,000
Subordinated debt	21,700,000
Totals	45,502,000
Less amounts due within one year	—

Net long-term debt	$45,502,000

The estimated maturities of long-term debt at June 30, 2008 are as follows:

2008	$—
2009	—
2010	—
2011	23,802,000
2012	—
After 2013	21,700,000

Total long-term debt	$45,502,000

5.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) which provides for the issuance of unit options to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant.  The Plan authorizes grants of options to purchase up to 650,000 units of authorized but unissued member units.  Under the Plan, the right to purchase the units will be exercisable at any time from and after the date on which the plant commences (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate.  On May 9, 2008, the Company issued an additional 100,000 unit options to an outside consultant for services related to the project.  These unit options will be exercisable at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

The following table summarizes the activity for outstanding warrants:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	650,000	$1.00
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2007	650,000	1.00
Granted	100,000	$2.00	6.90	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at June 30, 2008	750,000	1.50	3.70	$375,000
Vested and exercisable as of June 30, 2008	—	$—		$—
Vested and expected to vest as of December 31, 2008	750,000	$1.50	3.70	$375,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at June 30, 2008.

The Company recognized unit-based compensation expense of approximately $92,000 and $0 during the three months ended June 30, 2008 and 2007, respectively and $147,043 and $185,500 during the six months ending June 30, 2008 and 2007, respectively.  The Company recognized approximately $666,450 for the period from inception (April 28, 2005) to June 30, 2008, which is included in general and administrative expense on the statement of operations. As of June 30, 2008, approximately $218,500 of total unrecognized compensation cost related to unit options is expected to be recognized over the next six months. To the extent the forfeiture rate is different than we have anticipated; unit-based compensation related to these awards will be different from our expectations.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

6.  GRANTS

On March 14, 2008 the Company entered into an agreement to purchase the under-construction assets of an existing project located in Danville, Illinois. Prior to the Company entering into the agreement, the original Danville project had been awarded $4,000,000 from the Renewable Fuels Development program and has already received $3,800,000 before the Company had entered into the purchase agreement.  The Company will be eligible to receive the remaining $200,000 upon completion of the plant.

7.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into an asset purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.  Of that consideration, $250,000 and 97,561 shares of common stock in REG were placed in escrow to satisfy indemnification obligations which the seller may have to the Company under the Purchase Agreement.  The Company has assumed $24,650,000 of the sellers’ long-term debt by entering into a new loan agreement with the financial institution (see Note 4).

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility would be built within the Danville, IL location. The estimated contract price is $10,844,327, of which is subject to an increase due to certain circumstances, as defined in the agreement, up to a maximum of $11,747,633. The contract also includes a contingency amount totaling $903,306, of which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,084,432, of which was applied to the total contract price. A final payment, consisting of the unpaid balance of the contract price, shall be due and payable when work on the facility is fully completed.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. Once delivery of the feedstock commences, payments are due each week for the total price of oil to be delivered under the applicable weekly estimate. For any oil not covered by specific orders or by a weekly estimate, the Company shall pay in advance the total price for such oil.

Service Agreements

On May 9, 2008, the Company entered into an agreement with an unrelated party to provide assistance with rail loadout services and provide the Company of easements for access and natural gas, oil, and biodiesel pipelines. The Company will pay monthly estimated per car cost for all railcars loaded during a month. At the end of each quarter the Company will be notified the actual per car cost for that quarter. If actual is greater than estimated, the Company will be required to pay the difference times the number of railcars loaded during such quarter, payment must be made within five days. The Company shall also pay the pre-effective service fee of $240,000 in monthly payments of $13,333 beginning November 2008.

Lease Agreements

On May 9, 2008, the Company entered into a lease agreement with the same unrelated party providing the oil feedstock supply as aforementioned, for certain real property. The base rent is the sum of one dollar ($1.00) per annum, payable on the rent commencement date and on each anniversary during each year.  Upon termination of the oil feedstock supply agreement a base rent of $72,000 per annum is payable in equal monthly installments in advance on the first day of each month throughout the lease term. After the first full calendar year the base rent shall increase by the same percentage as the percentage increase, if any, in the consumer price index.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008 and December 31, 2007

In March of 2008, the Company abandoned the project at the Freeport site, therefore construction did not begin. During March the Board discussed compensation and decided on a payment of $5,000 when escrow was broken, $34,000 upon state grant approval, $30,000 when escrow was broken for compensation from August through March, and an additional cash payment of $6,000 for added time. In April of 2008, the Company extended this agreement for the purpose of consultation. Also, as a result of the agreement, the consultant was awarded 100,000 unit options (warrants) (see Note 5). The contract requires payments of $1,000 weekly.  Either party may terminate this contract upon fourteen days written advance notice.

On May 9, 2008, pursuant to the acquisition of the assets of the Danville, Illinois project, the Company entered into a management and operational services agreement with REG.  The agreement provides for the overall management of the plant, including providing on-site general and operations managers, procurement of feedstocks as necessary for the operation of the plant, performing administrative, sales, and marketing functions, and other as needed services. The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf. The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced plus a flat fee of $75,000 per month.  The Company shall also pay an annual net income bonus of 6% of the net income of the Company.  The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.

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

Introduction

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We intend to complete construction of and operate a biodiesel production plant in Danville, Illinois.  Currently, we are a development stage company with no revenues from operations.  To date, our efforts have been devoted principally to planning for our project and operations, obtaining financing for our project, executing agreements related to the acquisition of assets for and construction of our plant, and related activities.  We will not generate revenue until we complete construction of our plant, which we expect to occur in December 2008.

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

The Purchase Agreement was filed as an exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement.

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

Transaction Agreements

In connection with the acquisition of the under-construction assets of the Danville facility, there were several other agreements entered into by the Company related to the acquisition of the assets and operations of our Company.  Most of the these agreements were dated May 9, 2008 but were not effective until closing of the acquisition of assets and related financings on May 12, 2008.  Copies of these agreements were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The descriptions of these agreements are qualified in their entirety by reference to the full text of the agreements.

Loan Agreement with Fifth Third Bank

In connection with the acquisition of the biodiesel assets under the Purchase Agreement, the Company entered into a Loan Agreement with Fifth Third Bank (“Fifth Third”) dated May 9, 2008 to replace $24,650,000 in construction/term debt financing previously provided to the project by Fifth Third.  In addition, Fifth Third agreed to provide an additional $5,000,000 revolving line of credit.  The construction/term loan bears interest at a fluctuating rate based on a range of rates above LIBOR and will mature on November 3, 2011.  Revolving credit loans will be available based on the Company’s eligible accounts receivable and inventories and will be available until May 8, 2009. Interest on revolving credit loans will fluctuate based on LIBOR or Fifth Third’s prime rate.  The obligations of the Company are secured by substantially all of the assets of the Company.

Subordinated Loan Agreement with REG

The Company also entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for the 1,980,488 shares of common stock of REG delivered to BCA under the terms of the Purchase Agreement.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge described below.  Interest is based on  LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  The obligations of the Company to REG are secured on a subordinated basis by substantially all of the assets of the Company.  The note is convertible into Class A Units of the Company upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note.

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

Design-Build Agreement with REG Construction

Further construction on the Danville Facility is being performed by or under the supervision of REG Construction & Technology Group, LLC, an affiliate of REG, under a Design-Build Agreement dated May 9, 2008 (the “Design-Build Agreement”).  A major part of the construction is the establishment of a preliminary treatment facility to process animal fats for use as feedstock in the primary biodiesel production segment of the Danville Facility.  The estimated contract price to complete the work required under the Design-Build Agreement is $10,844,327 subject to increase in certain circumstances up to a maximum of $11,747,633.

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

Management and Operating Services Agreement with Renewable Energy Group, Inc.

To provide for management of the Danville Facility, the Company entered into a new Management and Operational Services Agreement (the “REG Services Agreement”) dated May 9, 2008 with two REG affiliates, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”).   Under the REG Services Agreement, REG Services and REG Marketing has responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin when our plant commences production and performance of administrative, sales and marketing functions for us.

REG Services has the responsibility under the REG Services Agreement to manage the supply of soybean oil, other vegetable oils and animal fat feedstocks for our use.  Feedstock procurement will include consideration of ways to assure the supply and price of feedstocks, which might include supply or purchase agreements and hedging instruments and accounts.

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

The REG Services Agreement also provides that REG Services is entitled to appoint one member to the board of managers of the Company.

Unit Purchase Warrant to REG

The Company also issued a Unit Purchase Warrant dated May 9, 2008 to REG Ventures, LLC, for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  The warrant was issued in consideration of REG providing a guaranty for a portion of the Company’s obligations under it Loan Agreement with Fifth/Third.  The warrant is exercisable upon issuance to the extent of 20% of the Units covered thereby and is exercisable for an additional 20% of the Units on the first four anniversaries of the date of issuance of the warrant.

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

Plan of Operations

Prior to our expected commencement of operations in December 2008, we are actively involved in five principal tasks:

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

As of June 30, 2008, we had cash and restricted cash totaling $17,039,410, property and equipment of $52,914,674 and total assets of $71,004,196.  As of June 30, 2008, we had current liabilities of $850,415 and long-term debt of $45,401,415.  Since our organization on April 28, 2005 through June 30, 2008, we have generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, net of interest expense, amounted to $988,273.  Operating expenses during that period, attributable primarily to start-up business expenses, were $2,070,713.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site. We had an accumulated loss of $3,999,751 at June 30, 2008.  Total members’ equity as of June 30, 2008 was $24,752,366.

We estimate the capital that we require and have available to complete construction of the Danville plant and commence operations is approximately $15,000,000. The resources available to us at June 30, 2008 consist principally of proceeds of our offering of Class A Units and a residual amount of funds available under our construction loan from Fifth Third Bank.  We estimate that the amount required to complete the plant is approximately $10,700,000.  We estimate the amount required to complete testing of the plant will be approximately $500,000.  The balance of our resources available after construction and testing will be approximately $3,800,000 which will be available as initial working capital to commence operations of our plant.

We will also require ongoing working capital for our operations.  For that purpose, we have a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the REG Services Agreement also provides for the extension of trade credit for the purchase of raw materials and upon the sale of our biodiesel production.

Interest Income

Interest income for the three months ended June 30, 2008 was $95,479 as compared to $1,320 for the three months ended June 30, 2007.  Interest income for the six months ended June 30, 2008 was $840,460 as compared to $4,886 for the six months ended June 30, 2007.  The large increase in the periods ended June 30, 2008 is due to the investment of a substantial amount of the proceeds of our offering of Class A Units.

Operating Expenses

From the commencement of our operations on April 28, 2005 through June 30, 2008, we have incurred an accumulated loss of $3,999,751.  This loss was funded principally by the proceeds of our seed equity financing, interest income and, to a small extent, the proceeds of our public offering of Units.  The expenses resulting in the loss included $790,365 in professional fees and $1,280,348 in general and administrative expenses.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site.

For the three months ended June 30, 2008, operating expenses increased $263,086 or 159% from $165,829 to $428,915 as compared to the three months ended June 30, 2007.  The increase was primarily due to a $223,218 increase in general and administrative expense.  For the six months ended June 30, 2008, operating expenses increased $608,113 or 160% from $379,663 to $987,776 as compared to the six months ended June 30, 2007.  The increase was due to a $341,095 increase in general and administrative expense and a $267,018 increase in professional fees.

As our biodiesel plant nears completion, our operating expenses are increasing, including expenditures for supplies, utilities and salaries for administration and production personnel.  We are also incurring significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expense, and believe that the funds allocated will be sufficient to cover these expenses.  However, if costs are higher than expected or our resources are not adequate to cover our expenses, we may need additional funding to cover our expenses.

Fiscal Three Months and Six Months Financial Results

The following tables summarize information from our financial statements.  Because we are in the development stage, we have no revenues from operations.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

Statement of Operations Data:	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	From Inception (April 28, 2005) to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0	$0	$0
Other Income	114,256	1,320	859,237	4,886	988,273
Operating expenses	(428,915)	(165,829)	(987,776)	(379,663)	(4,988,024)
Net Income (Loss)	$(314,659)	$(164,509)	$(128,539)	$(374,777)	$(3,999,751)

Balance Sheet Data:	June 30, 2008
(unaudited)
Assets:
Current Assets	$17,659,685
Property and Equipment, net	52,914,674
Other Assets	429,837
Total Assets	$71,004,196

Liabilities and Members’ Equity:
Current Liabilities	$850,415
Long-Term Debt	45,401,415
Total Members’ Equity	24,752,366
Total Liabilities and Members’ Equity	$71,004,196

Our revenues from operations in the future will be derived principally from sales of biodiesel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering price for the Units was $2.00 per Unit, for a minimum offering of $20,000,000 and a maximum of $35,000,000.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  We incurred $656,411 in total offering expenses, of which approximately $500,000 was paid from resources other than proceeds of the offering and approximately $150,000 was paid from the proceeds of the offering.  The total offering expenses have been charged against equity for accounting purposes.  No underwriting or finder fees or expenses were incurred in the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  The following table sets forth a reasonable estimate of the use of our offering proceeds through June 30, 2008:

From December 15, 2006 to June 30, 2008
Total Offering Proceeds	$25,102,000
Offering Expenses Paid from Proceeds (1)	200,000
Offering Proceeds Net of Offering Expenses	$24,902,000
Use of Proceeds:
Purchase of Assets under Construction	$5,400,000
Site Development Expenses	150,000
Financing Fees and Expenses	750,000
Establishment of Debt Service Fund	2,000,000
Interest	150,000
Construction Costs	1,100,000
Equipment and Inventories	30,000
Preproduction Period Expenses	30,000
Insurance	150,000
Professional and Printing Fees	60,000
Total Offering Proceeds Used	$9,820,000
Offering Proceeds Remaining Available for Use	$15,082,000

(1)  Total Offering Expenses were $673,978.  Approximately $200,000 of such expenses was paid from the proceeds of the offering.  The balance of the offering expenses was paid from other resources prior to the availability of the offering proceeds.

The balance of the proceeds of the offering is being used to complete construction of our biodiesel facility and commence operations.

The Company entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for 1,980,488 shares of common stock of REG delivered to BCA under the terms of our Purchase Agreement for the under-construction assets of the Danville facility.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge.  Interest is based on LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  The obligations of the Company to REG are secured on a subordinated basis by substantially all of the assets of the Company.  The promissory note is convertible into Class A Units of the Company upon maturity, prepayment, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note.  Exemption for the issuance of the note and the underlying Class A Units is claimed under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

The Company also issued a Unit Purchase Warrant dated May 9, 2008 to REG Ventures, LLC, for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  The warrant was issued in consideration of REG providing a guaranty for a portion of the Company’s obligations under its Loan Agreement with Fifth/Third.  The warrant is exercisable upon issuance to the extent of 20% of the Units covered thereby and is exercisable for an additional 20% of the Units on the first four anniversaries of the date of issuance of the warrant.  Exemption for the issuance of the warrant and the underlying Class A Units is claimed under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

The Board of Managers has expanded the number of Managers of the Company from 11 to 13 and has elected two new Managers to fill the additional seats created.

William Garth was elected on May 1, 2008 to serve a three year term expiring in 2011.  Mr. Garth serves as Director of Finance for Indeck Energy Services, Inc. which is located in Buffalo Grove, Illinois.  Indeck is a privately held developer, owner and operator of renewable and conventional energy projects.  Mr. Garth has more than 13 years of experience in the energy industry and has been employed by Indeck since 1994.  He oversees Indeck’s financial analysis, modeling, and budgeting efforts, and he has a successful track record in all aspects of energy project development, including business development, project finance, acquisitions, contract restructuring and asset management.  Prior to joining Indeck, Mr. Garth was employed from 1991 to 1994 as a mechanical design engineer for the Superconducting Super Collider and from 1989 to 1991 as an industrial engineer for General Dynamics.  Mr. Garth holds an MBA from the University of Dallas and a BSIE from Purdue University.  Indeck Energy Services, Inc. holds 1,000,000 Class A Units of the Company.  However, there is no arrangement or understanding between the Company and Mr. Garth or Indeck with regard to his appointment as a Manager.

Daniel Oh was elected on May 28, 2008 to serve a one year term expiring in 2009.  Mr. Oh is Executive Vice President and Chief Operating Officer of REG and is an officer of a number of subsidiaries and affiliates of REG.  Mr. Oh has served as the Chief Operating Officer of REG since 2007 and served as Chief Financial Officer from 2006 to 2007.  From 2004 to 2006 Mr. Oh was employed by ABG, Inc., an agribusiness consulting firm, including as Associate Director and Vice President.  Prior to joining ABG, beginning in 2001 he held several different positions with Eli Lilly and Company, a global pharmaceutical company.  From 2000 to 2001 he served as a consultant with McKinsey & Company.  From 1987 to 1998 Mr. Oh was an officer in the U.S. Army, earning the rank of Major. He is a graduate of the United States Military Academy at West Point and has an MBA degree from the University of Chicago.  Mr. Oh was appointed as a Manager in accordance with the requirements of our Services Agreement dated May 9, 2008 with REG Services which provides that REG Services is entitled to appoint one member to the Board of Managers of the Company.

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

*10.15	Standard Form of Design-Build Agreement and General Conditions between Owner and Contractor between the Registrant and REG Construction and Technology Group, LLC

*10.16	Oil Feedstock Supply Agreement among the Registrant, Renewable Energy Group, Inc. and Bunge North America, Inc. dated May 9, 2008 (1)

*10.17	Services Agreement between the Registrant and Bunge North America, Inc. dated May 9, 2008 (1)

*10.18	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated May 9, 2008

**31.1	Certification pursuant to Rule 15d-14(a)

**31.2	Certification pursuant to Rule 15d-14(a)

**32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*       Incorporated by reference to an exhibit of the same number filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

**     Filed herewith.

(1)  Certain material has been omitted from this exhibit in accordance with a request for confidential treatment, which has been granted, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  The omitted material has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: August 14, 2008	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: August 14, 2008	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)