Form 10-Q
period 2008-09-30
Blackhawk Biofuels, LLC
filed 2008-11-14
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

P ART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Balance Sheets

	September, 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash	$623,831	$7,042
Restricted cash	15,841,899	—
Other receivables	200,000	50,000
Interest rate swap, at fair value	69,070	—
Inventory	206,540	—
Prepaid expenses	129,475	15,910
Total current assets	17,070,815	72,952

Property and Equipment
Computers and office equipment	6,756	2,892
Construction in process	57,454,917	—
Less accumulated depreciation	1,717	677
Net property and equipment	57,459,956	2,215

Other Assets
Deferred offering costs	—	618,229
Debt issuance costs, net of amortization	399,134	—
Total other assets	399,134	618,229

Total Assets	$74,929,905	$693,396

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$1,232,502	$—
Accounts payable	48,566	204,755
Commodities derivative instruments, at fair value	263,519	—
Construction payable	3,289,387	358,020
Accrued interest	544,157	—
Total current liabilities	5,378,131	562,775

Long-Term Debt, net of unamortized warrant discount	45,021,320	—

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,197,187 and 3,500,000 Class A units outstanding at September 30, 2008 and December 31, 2007, respectively	28,220,397	3,482,433
Additional paid in capital	880,860	519,400
Deficit accumulated during development stage	(4,570,803)	(3,871,212)
Total members’ equity	24,530,454	130,621

Total Liabilities and Members’ Equity	$74,929,905	$693,396

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(April 28, 2005) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating Expenses
Professional fees	65,770	21,269	457,216	145,697	856,135
Impairment of long-lived assets	—	—	—	—	2,917,311
General and administrative	312,865	118,484	842,466	373,719	1,526,484
Total	378,635	139,753	1,299,682	519,416	5,299,930

Operating Loss	(378,635)	(139,753)	(1,299,682)	(519,416)	(5,299,930)

Other Income (Expense)
Other income	—	—	18,777	—	18,777
Grant revenue	—	—	—	—	102,500
Loss on commodity derivative instruments	(264,598)	—	(264,598)	—	(264,598)
Interest income	51,165	626	891,625	5,512	918,161
Interest expense			(741)		(741)
Change in fair value of interest rate swap	21,016	—	(44,972)	—	(44,972)
Total	(192,417)	626	600,091	5,512	729,127

Net Loss	$(571,052)	$(139,127)	$(699,591)	$(513,904)	$(4,570,803)

Weighted Average Units Outstanding- Basic and Diluted	16,165,230	3,500,000	12,741,032	3,500,000	4,558,266

Net Loss Per Unit - Basic and Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.15)	$(1.00)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(April 28, 2005)
	September 30, 2008	September 30, 2007	to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(699,591)	$(513,904)	$(4,570,803)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	256,308	278,250	775,708
Units issued as payment for interest incurred	239,875		239,875
Units issued in exchange for services	52,500		52,500
Depreciation and amortization	56,579	431	57,256
Realized loss on commodities derivative instruments	(1,079)		(1,079)
Unrealized loss on commodities derivative instruments	264,598		264,598
Change in fair value of interest rate swap	(44,972)		(69,070)
Change in assets and liabilities:
Other receivables	(150,000)		(200,000)
Inventory	(206,540)		(206,540)
Prepaid expenses	(113,565)	(843)	(129,475)
Accounts payable	(107,754)	55,781	48,566
Accrued expenses	520,059		544,157
Net cash provided by (used in) operating activities	66,418	(180,285)	(3,194,307)

Cash Flows from Investing Activities
Change in restricted cash	(15,841,899)		(15,841,899)
Capital expenditures	(3,865)		(6,756)
Construction in process	(32,823,550)	(16,285)	(32,465,530)
Net cash used in investing activities	(48,669,314)	(16,285)	(48,314,185)

Cash Flows from Financing Activities
Payments for debt issuance costs	(446,967)		(446,967)
Member contributions received	25,102,000		28,602,000
Proceeds from construction loan	24,648,768		24,648,768
Payments for deferred offerings costs	(86,617)	(261,434)	(673,978)
Forfeited deposit	2,500		2,500
Net cash provided by (used in) financing activities	49,219,684	(261,434)	52,132,323

Net Increase (Decrease) in Cash	616,789	(458,004)	623,831

Cash – Beginning of Period	7,042	538,648

Cash – End of Period	$623,831	$80,644	$623,831

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Capitalized interest	$390,680		$390,680
Interest paid	$741		$741

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$21,700,000	$—	$21,700,000
Cost of raising capital included in accounts payable	$—	$16,910	$—
Construction deposit capitalized as construction in process	$—	$179,664	$—
Construction costs included in construction payable	$3,289,387	$—	$3,289,387
Deferred offering cost offset against equity	$656,411	$—	$673,978
Debt discounted from issuance of warrants	$102,652	$—	$102,652
Debt issuance costs included in accounts payable	$—	$8,722	$—

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

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

As of March 14, 2008, the Company abandoned the aforementioned project and purchased the under construction assets of an existing project located in Danville, Illinois (the plant) from an unrelated third party. This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company continues to operate in the development stage with its efforts principally devoted to organizational development and construction of the plant.  The Company anticipates completion of the plant in December 2008.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the fair value of the warrants issued to members of the board of managers and the value of derivative instruments.  It is at least reasonably possible that these estimates may change in the near term.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled approximately $15,842,000 at September 30, 2008.  The project funds to facilitate the construction of the plant and the animal fat processing facility have been restricted to those purposes in accordance with the terms of a loan agreement with a third party lender (See Note 4).  As of September 30, 2008 there are no other bank or legal restrictions on this cash.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of the plant exceeding one year as guided by SFAS 34, Capitalization of Interest Costs.  Through September 30, 2008, approximately $1,151,200 of incurred interest cost was capitalized to construction in process.

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

September 30, 2008 and December 31, 2007

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset impairment charges are recorded for long-lived assets subject to depreciation when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.  On March 14, 2008 the Company entered into a purchase agreement to acquire the assets of an under-construction plant located in Danville, Illinois and have therefore considered the construction costs related to the Freeport, Illinois site impaired.  The Company had incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which were capitalized as construction in process.  Asset impairment charges of $2,917,311 were recorded for the year ended December 31, 2007 related to the change in location.  The change was recorded in the 2007 financial statements as the decision to change sites was known before the release of the 2007 financial statements.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of September 30, 2008, the Company had inventory of soy oil valued at approximately $206,500.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  On March 14, 2008, the issuance of new equity occurred and approximately $656,000 was netted against the proceeds received.

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the term of the related debt by use of the effective interest method.  The Company has amortized approximately $30,700 and $47,800 for the three and nine months ended September 30, 2008, respectively, which amounts are included in construction in progress.

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

September 30, 2008 and December 31, 2007

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

The Company did not issue unit options or warrants until 2006, so the Company did not have to transition to SFAS 123R.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

The Company accounts for unit-based instruments granted to nonemployees under the fair value method of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Under EITF 96-18 and EITF 00-18, unit-based instruments usually are recorded at their underlying fair value. In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

Loss Per Unit

Loss per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants, representing 750,000 equivalent units, are not considered in the fully diluted calculation, since they are antidilutive.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As of September 30, 2008 and December 31, 2007, the Company has no derivative instruments that meet this criterion. As of September 30, 2008, the Company has a recognized asset of approximately $69,000 related to an interest rate swap agreement and a liability of approximately $264,000 related to commodity derivative instruments.  At September 30, 2008, the Company had approximately $620,000 of cash held in the commodities derivatives hedge account.

For the three months ended September 30, 2008, the Company recognized a corresponding gain related to the fair value of the interest rate swap agreement of approximately $21,000 and is included in interest expense.  The Company also recognized a loss of approximately $264,600 related to the change in fair value of commodity derivative instruments which is included in loss on derivative instrument in the statement of operations.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standard No. 133 (“SFAS 133”).

SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  Adoption of this standard will not effect earnings, however it will enhance derivative disclosure within the financial statements.

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

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC), which was declared effective December 15, 2006.  The Offering was for a minimum of 10,000,000 Class A units and a maximum of 17,500,000 Class A units for sale at $2.00 per unit.  The minimum purchase requirement was 12,500 Class A units for a minimum investment of $25,000. To become a member, a 10% deposit was required at the time of subscription with these funds being deposited in an escrow account.  In addition, a signed full recourse promissory note for the remaining 90% was also due at subscription.

As of March 14, 2008, the Company agreed to purchase for approximately $50,000,000 (see Note 7) the under-construction assets of an existing project in Danville, Illinois for the construction of a 45 million gallon biodiesel plant, including the assumption of the existing debt financing of $24,650,000, a commitment letter with the intent to enter into a $20,300,000 convertible secured subordinated note and payment $5,250,000 in cash which allowed the Company to break escrow based on the requirements of the escrow agreement.  The total amount raised in the offering and released from escrow as of that date totaled $25,102,000 for the issuance of 12,551,000 Class A units.  These funds are being used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

On August 13, 2008, the Company issued 119,937 units to REG as payment of the interest accrued on the Subordinated Debt (See Note 4) through June 30, 2008, which totaled approximately $239,900.  On October 8, 2008, the Company issued 207,080 units to REG as payment for the interest accrued through September 30, 2008, which totaled approximately $414,100.

3. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3

Interest rate swap asset	$69,070	$69,070	$—	$69,070	$—
Commodity derivative instruments	$263,519	$263,519	$263,519	$—	$—

We determine the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.  Commodity derivatives fair value is determined from quotes in an active market.

4.  FINANCING

On May 9, 2008 the Company entered into a loan agreement with an unrelated third party lender for the purpose of purchasing the assets of the project from the existing owners of the Danville, Illinois project and funding construction and operational requirements for that project.  The agreement provides for a $24,650,000 term loan and a $5,000,000 revolving line of credit. Interest will accrue on the outstanding balance of the term loan at the 30-day LIBOR rate plus 275 basis points until June 30, 2009 at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITDA.  The term note will mature on November 3, 2011. Fixed principal payments totaling $205,417 plus applicable interest will commence during April 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date. The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the lender’s prime rate plus 25 basis points and is due in monthly payments.  The revolving note will mature May 9, 2009.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.

In May 2008, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 3.67% on the outstanding principal of the term loan. The interest rate swap agreement is not designated as either a cash flow or fair value hedge.

On May 9, 2008, in conjunction with the acquisition of the assets related to the biodiesel project in Danville, Illinois, the Company entered into a subordinated loan agreement with REG in the amount of $21,700,000 (Subordinated Loan) for the purpose of funding construction of the Danville, Illinois project. The Subordinated Loan was principally in payment for 1,980,488 shares of common stock of REG and for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 7).  On May 2, 2008, the Company issued a warrant to purchase 51,563 Class A Units at $.01 per unit to REG as part of the subordinated loan agreement.  The warrant was issued to REG in consideration of providing a guaranty for a portion of the Company’s obligations under its Loan agreement with the aforementioned unrelated third party lender.

A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized at the date of issuance and will be amortized and capitalized to construction in process during the construction phase.  The discount will be amortized to interest expense over the remaining life of the loan.  The capitalized amortization was approximately $5,200 and $7,700 for the three and nine months ending September 30, 2008, respectively.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008. All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note permits the Company to pay interest in cash or in the form of units valued at $2.00 per unit.  As of September 30, 2008, the Company has issued 119,937 units to REG and has approved the issuance of an additional 207,080 units to REG for payment of the interest amounts owed (See Note 2).

The note is secured by a subordinated mortgage.

Long-term debt, as discussed above, consists of the following at September 30, 2008:

Construction note	$24,649,000
Subordinated debt	21,700,000
Totals	46,349,000
Less amounts due within one year	1,232,502

Net long-term debt	$45,021,320

The estimated maturities of long-term debt at September 30, 2008 are as follows:

2008	$—
2009	1,232,502
2010	2,465,004
2011	20,951,494
2012	—
After 2013	21,700,000

Total long-term debt	$46,349,000

5.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) which provides for the issuance of warrants to purchase an aggregate of 650,000 units of the Company to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant.  Warrants to purchase the entire 650,000 units were issued on June 30, 2006.  The warrants are exercisable at a purchase price of $1.00 per unit at any time from and after the date on which the plant commences operations (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

The following table presents weighted average assumptions used to estimate the fair values of the units underlying the warrants granted to members of the board of managers and consultant in the periods presented, using the BSM option-pricing formula: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

	September 30, 2008	December 31, 2007
Risk-free interest rate	4.85%	4.85%
Expected volatility	25%	25%
Expected life	3 years	3 years
Expected dividend yield	—	—
Weighted average fair value of options granted during the quarter	$1.00	$1.00

The following table summarizes the activity for outstanding warrants to directors of the Company:

	Warrants Outstanding
	Units Issuable Upon Exercise of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	650,000	$1.00
Granted	—	$—
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at December 31, 2007	650,000	1.00
Exercised	—	$—
Canceled/forfeited/expired	—	$—
Balance at September 30, 2008	650,000	1.00	.3	$650,000
Vested and exercisable as of September 30, 2008	—	$—		$—
Vested and expected to vest as of September 30, 2008	650,000	$1.00	.3	$650,000

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at September 30, 2008.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

The Company recognized unit-based compensation expense of approximately $109,000 and $92,000 for the three months ended September 30, 2008 and 2007, respectively and $308,800 and $281,250 during the nine months ending September 30, 2008 and 2007, respectively, and approximately $775,700 for the period from inception (April 28, 2005) to September 30, 2008, which is included in general and administrative expense on the statement of operations. As of September 30, 2008, approximately $109,300 of total unrecognized compensation cost related to warrants is expected to be recognized over the next three months. To the extent the forfeiture rate is different than we have anticipated; unit-based compensation related to these awards will be different from our expectations.

6.  GRANTS

On March 14, 2008 the Company entered into an agreement to purchase the under-construction assets of an existing project located in Danville, Illinois. Prior to the Company entering into the agreement, the original Danville project had been awarded $4,000,000 from the Renewable Fuels Development program and had already received $3,800,000 before the Company entered into the purchase agreement.  The Company will be eligible to receive the remaining $200,000 upon completion of the plant.

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

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility is being built within the Danville, IL location. The estimated contract price is $10,844,327, which is subject to an increase due to certain circumstances, as defined in the agreement, up to a maximum of $11,747,633. The contract also includes a contingency amount totaling $903,306, which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,084,432, which was applied to the total contract price.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

A final payment, consisting of the unpaid balance of the contract price, shall be due and payable when work on the facility is fully completed.

Oil Feedstock Supply Agreement

On May 9, 2008, the Company entered into an oil feedstock supply agreement with an unrelated third party.  Under the agreement, the Company will purchase up to approximately 30% of the Company’s maximum operating requirements for soybean oil for a term of six years from the date of closing of the asset purchase agreement. The Company has the option to renew the agreement for an additional two-year period by giving written notice no later than 12 months prior to expiration of the initial term. The Company is obligated to pay the third party the futures price plus basis.

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

Service Agreements

On May 9, 2008, the Company entered into an agreement with an unrelated party to provide assistance with rail loadout services and provide the Company easements for access and natural gas, oil, and biodiesel pipelines. The Company will pay monthly estimated per car cost for all railcars loaded during a month. At the end of each quarter the Company will be notified the actual per car cost for that quarter. If actual is greater than estimated, the Company will be required to pay the difference times the number of railcars loaded during such quarter, payment must be made within five days. The Company shall also pay the pre-effective service fee of $240,000 in monthly payments of $13,333 beginning November 2008.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008 and December 31, 2007

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  The consultant will also receive 1% of any grant funds received by the Company, excluding any possible funds received from the USDA VAPG and Energy grant programs.  In February 2007, the Company extended this agreement for the purpose of consultation. The contract required payments totaling $25,000, and an additional $25,000 in the form of units of the Company at the time construction begins.  On May 9, 2008, the Company issued a warrant for the purchase of an additional 100,000 units to this consultant for services related to the project.  This warrant is exercisable at a purchase price of $2.00 per unit at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate.

In March of 2008, the Company abandoned the project at the Freeport site, therefore construction did not begin. During March board meetings, the Board discussed compensation for the consultant and decided on a payment of $5,000 when escrow was broken, $34,000 upon state grant approval, $30,000 when escrow was broken for compensation from August through March, and an additional cash payment of $6,000 for added time. In April of 2008, the Company extended this agreement for the purpose of consultation. Also, as a result of the agreement, the consultant was awarded a warrant for the purchase of 100,000 units of the Company (see Note 5). The contract requires payments of $1,000 weekly.  Either party may terminate this contract upon fourteen days written advance notice.

On May 9, 2008, pursuant to the acquisition of the assets of the Danville, Illinois project, the Company entered into a management and operational services agreement with REG.  The agreement provides for the overall management of the plant, including providing on-site general and operations managers, procurement of feedstocks as necessary for the operation of the plant, performing administrative, sales, and marketing functions, and other as needed services.  The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf. The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced and a flat fee of $75,000 per month.  The Company will also pay an annual net income bonus of 6% of the net income of the Company.  The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.

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

Transaction Agreements

In connection with the acquisition of the under-construction assets of the Danville facility, there were several other agreements entered into by the Company related to the acquisition of the assets and operations of our Company.  Most of these agreements were dated May 9, 2008 but were not effective until closing of the acquisition of assets and related financings on May 12, 2008.  Copies of these agreements were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The descriptions of these agreements are qualified in their entirety by reference to the full text of the agreements.

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

Oil Feedstock Supply Agreement with Bunge

The Company has entered into an Oil Feedstock Supply Agreement with Bunge dated May 9, 2008 (the “Oil Feedstock Supply Agreement”) which provides that the Company will acquire its soybean oil from Bunge and assures the Company that Bunge will make available at least 30% of the Company’s maximum operating requirements for soybean oil.  If the Company does not use soybean oil to produce biodiesel, the Company will pay standby fees to Bunge for making oil available to the Company.   The purchase price for soybean oil under the agreement will fluctuate based on market prices.  The Oil Feedstock Supply Agreement will expire on May 9, 2014, subject to extension by the Company for an additional two year period.

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

The REG Services Agreement will remain in force for five years after our plant first produces biodiesel for sale and will continue thereafter unless one of the parties gives 24 months notice to terminate the agreement.

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

Employees

Prior to completion of the plant construction and commencement of operations, we plan to hire a chief financial officer with overall responsibilities for the financial and accounting administration of our Company.  Our Board plans to handle executive administrative responsibilities for the Company in lieu of hiring a chief executive officer.  We also intend to obtain the services of approximately 30 additional full-time employees through a leased employee arrangement with REG.  We expect that two of these employees, including a general manager, will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect to fill the general manager position as soon as possible during the construction period.  We do not presently offer an employee benefits package and expect that any benefits for personnel provided by REG will be made available through REG plans.

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

Significant estimates also include the fair value of warrants issued to members of our Board of Managers.  It is at least reasonably possible that these estimates may change in the near term.

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

As of September 30, 2008, we had cash and restricted cash totaling $16,465,730, net property and equipment of $57,459,956 and total assets of $74,929,905.  As of September 30, 2008, we had current liabilities of $5,378,131 and long-term debt of $45,021,320.  Since our organization on April 28, 2005 through September 30, 2008, we have generated no revenues from operations.  Other income during that period, consisting primarily of grant and interest income, net of interest expense, amounted to $729,127.  Operating expenses during that period were $5,299,930.  That included $2,382,619 in start-up business expenses and $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site. We had an accumulated loss of $4,570,803 at September 30, 2008.  Total members’ equity as of September 30, 2008 was $24,530,454.

We estimate the capital that we require and have available to complete construction of the Danville plant and commence operations is approximately $11,000,000.  The resources available to us at September 30, 2008 consist principally of proceeds of our offering of Class A Units and a residual amount of funds available under our construction loan from Fifth Third Bank.  We estimate that the amount required to complete the plant is approximately $7,700,000.  We estimate the amount required to complete testing of the plant will be approximately $300,000.  The balance of our resources available after construction and testing will be approximately $3,000,000, which will be available as initial working capital to commence operations of our plant.

We will also require ongoing working capital for our operations.  For that purpose, we have a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the REG Services Agreement also provides for the extension of trade credit for the purchase of raw materials and upon the sale of our biodiesel production.

Interest Income

Interest income for the three months ended September 30, 2008 was $51,165 as compared to $626 for the three months ended September 30, 2007.  Interest income for the nine months ended September 30, 2008 was $891,625 as compared to $5,512 for the nine months ended September 30, 2007.  The large increase in the periods ended September 30, 2008 is due to the investment of a substantial amount of the proceeds of our offering of Class A Units.

Operating Expenses

From the commencement of our operations on April 28, 2005 through September 30, 2008, we have incurred an accumulated loss of $4,570,803.  This loss was funded principally by the proceeds of our seed equity financing, interest income and, to a small extent, the proceeds of our public offering of Units.  The expenses resulting in the loss included $856,135 in professional fees and $1,526,484 in general and administrative expenses.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site.

For the three months ended September 30, 2008, operating expenses increased $238,882 or 171% from $139,753 to $378,635 as compared to the three months ended September 30, 2007.  The increase was primarily due to a $194,381 increase in general and administrative expense.  For the nine months ended September 30, 2008, operating expenses increased $780,266 or 150% from $519,416 to $1,299,682 as compared to the nine months ended September 30, 2007.  The increase was due to a $468,747 increase in general and administrative expense and a $311,519 increase in professional fees.

As our biodiesel plant nears completion, our operating expenses are increasing, including expenditures for supplies, utilities and salaries for administration and production personnel.  We are also incurring significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, and believe that the funds allocated will be sufficient to cover these expenses.  However, if costs are higher than expected or our resources are not adequate to cover our expenses, we may need additional funding to cover our expenses.

Other Expense

During the three month and nine month periods ended September 30, 2008, we incurred a loss on derivative instruments in the amount of $264,598 arising from hedging contracts based on the price of soybean oil and the price of heating oil in the commodity markets.

Fiscal Three Months and Nine Months Financial Results

The following tables summarize information from our financial statements.  Because we are in the development stage, we have no revenues from operations.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

Statement of Operations Data:	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception (April 28, 2005) to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0	$0	$0
Other Income (Expense)	(192,417)	626	600,091	5,512	729,127
Operating Expenses	(378,635)	(139,753)	(1,299,682)	(519,416)	(5,299,930)
Net Income (Loss)	$(571,052)	$(139,127)	$(699,591)	$(513,904)	$(4,570,803)

Balance Sheet Data:	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Current Assets	$17,070,815	$72,952
Property and Equipment, net	57,459,956	2,215
Other Assets	399,134	618,229
Total Assets	$74,929,905	$693,396

Liabilities and Members’ Equity:
Current Liabilities	$5,378,131	$562,775
Long-Term Debt	45,021,320	—
Total Members’ Equity	24,530,454	130,621
Total Liabilities and Members’ Equity	$74,929,905	$693,396

Our revenues from operations in the future will be derived principally from sales of biodiesel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering price for the Units was $2.00 per Unit, for a minimum offering of $20,000,000 and a maximum of $35,000,000.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  We incurred $656,411 in total offering expenses, of which approximately $500,000 was paid from resources other than proceeds of the offering and approximately $150,000 was paid from the proceeds of the offering.  The total offering expenses have been charged against equity for accounting purposes.  No underwriting or finder fees or expenses were incurred in the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  The following table sets forth a reasonable estimate of the use of our offering proceeds through September 30, 2008:

From December 15, 2006 to September 30, 2008

Total Offering Proceeds	$25,102,000
Offering Expenses Paid from Proceeds (1)	150,000
Offering Proceeds Net of Offering Expenses	$24,952,000
Use of Proceeds:
Purchase of Assets under Construction	$5,400,000
Site Development Expenses	150,000
Financing Fees and Expenses	750,000
Establishment of Debt Service Fund	2,000,000
Interest	680,000
Construction Costs	4,100,000
Equipment and Inventories	30,000
Preproduction Period Expenses	500,000
Insurance	150,000
Professional and Printing Fees	60,000
Total Offering Proceeds Used	$13,820,000
Offering Proceeds Remaining Available for Use	$11,132,000

(1)  Total Offering Expenses were $656,411.  Approximately $150,000 of such expenses was paid from the proceeds of the offering.  The balance of the offering expenses was paid from other resources prior to the availability of the offering proceeds.

The balance of the proceeds of the offering is being used to complete construction of our biodiesel facility and commence operations.

The Company entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for 1,980,488 shares of common stock of REG delivered to BCA under the terms of our Purchase Agreement for the under-construction assets of the Danville facility.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge.  Interest is based on LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  In accordance with this provision, the Company issued 119,937 Class A Units to REG on August 13, 2008 in satisfaction of interest accrued through June 30, 2008 in the amount of approximately $239,900.  The Company also issued 207,080 Class A Units to REG on October 8, 2008 in satisfaction of interest accrued through September 30, 2008 in the amount of approximately $414,100.  The obligations of the Company to REG are secured on a subordinated basis by substantially all of the assets of the Company.  The promissory note is convertible into Class A Units of the Company upon maturity, prepayment, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note.  Exemption for the issuance of the note, the underlying Class A Units issuable upon conversion of the note and the Class A Units issued in lieu of interest  is claimed under Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

The Company also issued a Unit Purchase Warrant dated May 9, 2008 to REG Ventures, LLC, for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  The warrant was issued in consideration of REG providing a guaranty for a portion of the Company’s obligations under its Loan Agreement with Fifth Third.  The warrant is exercisable for one year after issuance to the extent of 20% of the Units covered thereby and is exercisable for an additional 20% of the Units on the first four anniversaries of the date of issuance of the warrant.  Exemption for the issuance of the warrant and the underlying Class A Units is claimed under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

BLACKHAWK BIOFUELS, LLC

Date: November 14, 2008	/s/ RONALD L. MAPES
Ronald L. Mapes Chair (Principal Executive Officer)

Date: November 14, 2008	/s/ RONALD FLUEGEL
Ronald Fluegel Treasurer (Principal Financial and Accounting Officer)