Form 10-K
period 2008-12-31
Blackhawk Biofuels, LLC
filed 2009-04-06
CIK 1370552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission file number 333-136353

BLACKHAWK BIOFUELS, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-2760722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

210 W. Spring Street
Freeport, Illinois	61032
(Address of principal executive offices)	(Zip Code)

(815) 235-2461

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section l2(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $27,219,500

As of March 31, 2009 the registrant had 16,619,474 Class A Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

10.20	Agreement between the Registrant and Ebenezer Mgmt, LLC dated April 22, 2008.
10.21	Warrant issued to Ebenezer Mgmt, LLC dated May 2, 2008.
31.1	Certificate pursuant to 17 CFR 240 15d-14(a).
31.2	Certificate pursuant to 17 CFR 240 15d-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.

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

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Although we believe that our plans and objectives, as reflected in or suggested by the forward-looking statements, are reasonable, we may never achieve our plans or objectives.  Actual results may differ from anticipated or desired results due to many possible unforeseen developments, including developments arising from or relating to the following:

•	The suitability of our biodiesel plant site, availability of required infrastructure and construction of our plant;

•	Competition and technological developments in the biodiesel industry and the energy market generally;

•	Economic, competitive and business conditions in our local and regional markets and in the national and international marketplace;

•	The availability and continuance of environmental and other permits, licenses and incentives;

•	The impact of or changes in laws or regulations relating to the biodiesel or energy industry, environmental matters and taxation;

•	Our ability to generate cash flow to meet our operating needs, repay indebtedness and make distributions to our unitholders;

•	The performance of our consultants, contractors and suppliers;

•	The actions of national, state and local legislative, regulatory and judicial bodies and authorities;

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

AVAILABLE INFORMATION

We are required to file periodic reports with the SEC pursuant to Section 15 of the Securities Exchange Act of 1934.  Our quarterly reports are made on Form 10-Q and our annual reports are made on Form 10-K.  We will also file current reports on Form 8-K.  Upon the effectiveness of our Registration Statement on Form 8-A under the Securities Exchange Act of 1934, which is expected to occur on or shortly after April 30, 2009, we will be required to provide annual reports to security holders and expect to solicit proxies pursuant to proxy statements filed with the SEC on Form 14A.  Filings we make with the SEC will be available to the public for inspection and copying at the SEC’s public reference facility and at its web site or can be obtained by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  BUSINESS

Business Development

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.

We recently completed construction of a 45 million gallon biodiesel production plant in Danville, Illinois and have conducted operations of the plant at less than full capacity.  During the period of construction of our plant in 2008, we had no revenues from operations.  The plant was commissioned to operate on soybean oil feedstock on December 20, 2008 and facilities which permit the plant to operate on animal fat feedstock reached substantial completion on March 23, 2009.

On December 15, 2007 we completed a public offering of Class A Units under a registration statement filed with the Securities and Exchange Commission.  We sold a total of 12,551,000 units in the offering, raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  These funds have been used to finance completion of our biodiesel plant.

Our original intention was to construct our plant in Freeport, Illinois.  However, in February 2008 our anticipated lenders withdrew their non-binding commitment to provide financing for that plant.  As we looked for replacement financing, we found the opportunity to assume responsibility to complete construction of the Danville plant with available debt financing.

On March 14, 2008 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Biofuels Company of America, LLC (“BCA”) to acquire the under-construction assets of a biodiesel plant in Danville, Illinois.  Construction of the plant was underway under the ownership of BCA.  Other parties to the Purchase Agreement were Renewable Energy Group, Inc. (“REG”), which also provided financing for the transaction, and Biodiesel Investment Group, LLC and Bunge North America, Inc. (“Bunge”), which were the owners of BCA.  The transaction closed on May 12, 2008.

Under the terms of the Purchase Agreement, we acquired specified assets of BCA and assumed certain liabilities of BCA.  The consideration payable to BCA was in the form of $5,250,000 in cash and 1,980,488 shares of common stock of REG.  Of that consideration, $250,000 and 97,561 shares of common stock of REG were placed in escrow to satisfy indemnification obligations which BCA may have to us under the Purchase Agreement.  Pursuant to a loan agreement entered into with REG Ventures, LLC, a wholly-owned subsidiary of REG (“REG Ventures”), we issued to REG Ventures a convertible promissory note in the principal amount of $21,700,000 as payment for the REG common stock delivered to BCA and for an additional 127,273 shares of series B preferred stock of REG issued to Bunge North America, Inc. (“Bunge”) in consideration for Bunge’s agreement to enter into an Oil Feedstock Supply Agreement with us.  We also entered into a new loan agreement with Fifth Third Bank to replace $24,650,000 in debt financing which had originally been provided to the facility by Fifth Third Bank.

The Purchase Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement.

Financing, Construction and Operating Agreements

We have entered into several other agreements related to the financing, construction and operations of our plant.  Most of these agreements were dated May 9, 2008 and were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The descriptions of these agreements are qualified in their entirety by reference to the full text of the agreements.

Loan Agreement with Fifth Third Bank

We have a Loan Agreement with Fifth Third Bank dated May 9, 2008 which has provided $24,650,000 in construction/term debt financing for our plant.  In addition, Fifth Third Bank has agreed to provide an additional $5,000,000 revolving line of credit.  The construction/term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR and will mature on November 3, 2011.  Revolving credit loans will be available based on our eligible accounts receivable and inventories and will be available until May 8, 2009.  Interest on revolving credit loans will fluctuate based on 30-day LIBOR or Fifth Third Bank’s prime rate plus 25 basis points.  Our obligations are secured by substantially all of our assets.

Subordinated Loan Agreement with REG Ventures

We also have a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures (the “REG Loan Agreement”) and have issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for the 1,980,488 shares of common stock of REG delivered to BCA under the terms of the Purchase Agreement.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between Bunge and us described below.  Interest is based on 30-day LIBOR plus 5% due in quarterly installments and the note is due May 9, 2013.  We may, if we wish, pay interest due in our Class A Units at a rate of $2.00 per unit.  Through March 31, 2009, we have issued 542,224 units to REG Ventures in lieu of interest in cash.  Our obligations to REG Ventures are secured on a subordinated basis by substantially all of our assets.  The note is convertible into our Class A Units at a conversion price of $2.00 per unit upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note.  In addition, the REG Loan Agreement provides that in the event of an initial public offering by or change of control of REG, we are required to submit to our members a proposal for the acquisition by REG of substantially all of our business and assets.

Ground Lease from Bunge Milling, Inc.

By a First Amendment, Assignment and Assumption and Consent to Assignment of Ground Lease and Conveyance of Leasehold Improvements dated May 9, 2008, we assumed from BCA a ground lease dated November 3, 2006 (as amended, the “Ground Lease”) from Bunge Milling, Inc. for the site on which our Danville biodiesel plant is located.  The Ground Lease covers approximately 6 acres of land adjacent to a soybean crushing plant operated by Bunge.  The term of the Ground Lease will expire on November 3, 2036, subject to our right to extend the term for four additional five year periods.  The rent under the Ground Lease will be $1.00 per year during the term of the oil feedstock supply agreement between Bunge and us described below (May 9, 2014 or, if extended, May 9, 2016).  Thereafter, base rent will commence under the Ground Lease at $72,000 per year subject to a consumer price index escalator in future years.

Design-Build Agreement with REG Construction

Construction of a preliminary treatment facility to process animal fats for use as feedstock at our plant has been performed by or under the supervision of REG Construction & Technology Group, LLC, a subsidiary of REG (“REG Construction”), under a Design-Build Agreement dated May 9, 2008 (the “Design-Build Agreement”).  This facility was substantially completed as of March 23, 2009 at a total cost of $11,747,633.

Oil Feedstock Supply Agreement with Bunge

We entered into an Oil Feedstock Supply Agreement with Bunge dated May 9, 2008 (the “Oil Feedstock Supply Agreement”) which provides that we will acquire its soybean oil from Bunge and assures us that Bunge will make available at least 30% of our maximum operating requirements for soybean oil.  If we do not use soybean oil to produce biodiesel, we will pay standby fees to Bunge for making oil available to us.   The purchase price for soybean oil under the agreement will fluctuate based on market prices.  The Oil Feedstock Supply Agreement will expire on May 9, 2014, subject to extension by us for an additional two year period.

Services Agreement with Bunge

We have also entered into a Services Agreement with Bunge dated May 9, 2008 (the “Bunge Services Agreement”) which provides that Bunge will assist us principally with respect to rail loadout at Bunge’s rail staging area and will assure us of easements for access and natural gas, oil and biodiesel pipelines.  Fees will vary based on the services performed.  The Bunge Services Agreement will expire on May 9, 2014, subject to extension for additional two year periods unless one of the parties elects to terminate the agreement.

Management and Operating Services Agreement with Renewable Energy Group, Inc.

To provide for the operating management of our plant, we have entered into a Management and Operational Services Agreement (the “REG Services Agreement”) dated May 9, 2008 with two REG subsidiaries, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”).   Under the REG Services Agreement, REG Services and REG Marketing have responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin when our plant commences production and performance of administrative, sales and marketing functions for us.

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

The REG Services Agreement provides for compensation to REG Services in an amount of $75,000 per month plus $.0425 per gallon of biodiesel produced, in each case subject to a consumer price index escalator, plus a bonus of 6% of our net income.  In addition, we are paying additional compensation to REG Services for testing and start-up services in the amount of $483,000 and will pay for any additional services provided by REG Services beyond the scope of the Services Agreement.

 In addition, the REG Services Agreement provides for the extension of trade credit by REG Marketing to us in connection with the sale of biodiesel by us or on our behalf.  The trade credit will be secured by our receivables.

The REG Services Agreement also provides that REG Services is entitled to appoint one member to our board of managers.

The REG Services Agreement will remain in force for five years after our plant first produces biodiesel for sale and will continue thereafter unless one of the parties gives 24 months notice to terminate the agreement.

Unit Purchase Warrant to REG Ventures

We also issued a Unit Purchase Warrant dated May 9, 2008 to REG Ventures for the purchase of 51,563 of our Class A Units at an exercise price of $.01 per unit.  The warrant was issued in consideration of REG providing a guaranty for a portion of our obligations under our Loan Agreement with Fifth Third Bank.  The warrant is exercisable upon issuance to the extent of 20% of the units covered thereby and is exercisable for an additional 20% of the units on the first four anniversaries of the date of issuance of the warrant.

Plant Construction

Our plant has been constructed principally by Fagen, Inc. (“Fagen”) of Granite Falls, Minnesota using technology supplied by De Smet Ballestra North America, Inc. (“De Smet”).  Fagen is a prominent construction company in the alternative fuels industry.  Among other activities, Fagen has built plants accounting for over half of the total ethanol production in the United States.  De Smet is a subsidiary of the De Smet Ballestra Group which is based in Belgium. Its technology has been used in a significant percentage of the total biodiesel production capacity in Europe.

REG has assumed overall responsibility for the construction of the animal fat pre-treatment facilities for our plant under the Design-Build Agreement discussed above.

Business Strategy

Our biodiesel plant has been designed to produce 45 million gallons of biodiesel per year (“mmgy”).  In addition, at full capacity, the plant will produce approximately 16,800 tons of glycerin each year.  The plant consists principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

Our business strategy revolves around two main goals: utilization of low-cost feedstocks and production of a high quality biodiesel product.  To reach our goal of using the lowest cost feedstocks, we have incorporated feedstock pretreatment capabilities in our facility.  The plant has the ability to utilize multiple feedstocks, including soybean oil, other vegetable oils and animal fats.  Our primary product is fuel grade biodiesel meeting ASTM D6751 standards.  Our goal to provide high quality biodiesel led us to enter into the REG Services Agreement with REG Services and REG Marketing.

Overview of the Biodiesel Industry

Biodiesel Market Characteristics

Biodiesel is an engine fuel produced from vegetable oils and animal fats which has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum based diesel fuel.  Federal and state environmental requirements and incentives, particularly the federal renewable fuels program, have encouraged the production and use of biodiesel in recent years.

Rudolph Diesel designed the diesel engine in 1894 to run on peanut oil.  Until recently, however, vegetable oils (biodiesel) have not been a significant source of energy for the diesel engine.  Instead, petroleum based distillate fuels became the primary energy source for a variety of heating, diesel fuel and electric power generation uses.  According to the Energy Information Administration, the United States consumed a total of 63 billion gallons of distillate fuel in 2007.  Diesel fuel makes up approximately two-thirds of the distillate fuel use and fuel oil approximately one-third.  The major distillate market segments include: “on-highway” with approximately 63% of the market, “residential” with 9%, and  “railroad,” “farm,” “commercial,” “off-highway” and “industrial” with 4% to 6% each.

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

Biodiesel Supply Trends

Supported by government incentives, the biodiesel industry has expanded significantly in recent years, but it remains only approximately one percent of the combined distillate fuel/biodiesel market.  The National Biodiesel Board estimates that biodiesel production tripled from about 25 million gallons in 2004 to approximately 700 million gallons in 2008.  As of September 29, 2008, the National Biodiesel Board reported that 176 plants nationally have the capacity to produce 2.61 billion gallons of biodiesel per year.  However, the National Biodiesel Board reports that due to current economic conditions, the capacity utilization of many plants is extremely low.

Biodiesel Price Trends

The selling price of biodiesel is directly related to the price of diesel fuel.  However, the capital required to establish biodiesel production facilities, the cost of producing biodiesel and the cost of biodiesel feedstocks have resulted in biodiesel being priced higher than diesel fuel.  High petroleum prices, the biodiesel tax credit and special incentive programs in states such as Illinois and Minnesota have offset this price differential to a significant extent. However, in recent months, as petroleum prices have fallen, it has been very difficult for biodiesel to remain competitive in the market.  Because biodiesel is such a small part of the currently estimated 63 billion gallon distillate market, the expanding biodiesel supply has a limited impact on biodiesel prices.

Products

Our  biodiesel plant produces three products: biodiesel, glycerin and a small amount of fatty acid residues.

Biodiesel

Our primary product is fuel grade biodiesel, which is produced in a quantity of about 98% of the amount of input feedstock.  We intend to qualify our plant to meet American Society of Testing and Materials (“ASTM”) D6751 standards for our product.  Fuel grade biodiesel must be produced in strict compliance with specifications set forth in ASTM D6751 to insure proper performance in diesel engines.  Biodiesel that meets ASTM D6751 requirements is a legal motor fuel that may be sold and distributed in the United States.

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

Glycerin

Our plant will also produce glycerin, which is the principal co-product of the biodiesel production process, produced in a quantity of about 10% of the amount of input feedstock.  Glycerin has combination of physical and chemical properties that are utilized in a wide variety of products, including many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products.  Operating at full capacity, we expect that our plant will produce approximately 16,800 tons of crude glycerin annually.  Glycerin sales are forecast to represent less than 1.0% of our gross sales.

Fatty Acid

We will also produce a small amount of fatty acid which is typically sold for use in the animal feed industry.

Oil and Fat Feedstock Supplies

Our plant has pretreatment capabilities that enable it to use a wide range of vegetable oil and animal fat feedstocks, including crude soybean oil and virtually any fat or grease.  We anticipate that our primary feedstocks will be refined soybean oil, crude degummed soybean oil and rendered fats such as lard and beef tallow.  We do not own or have control of our own feedstock supplies.  We have two agreements that deal with our feedstock requirements: the REG Services Agreement that gives REG Services the responsibility for feedstock procurement for our plant and the Oil Feedstock Supply Agreement with Bunge that provides for supplies of soybean oil for the plant.

Operating at its 45 mmgy design capacity, our plant will need approximately 178,000 tons per year of mixed feedstocks to supply our production.  Our Oil Feedstock Supply Agreement with Bunge, commodity prices in the market and other factors will determine our usage of the different feedstocks in the future.

The predominant feedstock used for biodiesel production in the U.S. is soybean oil because of its abundance and availability (approximately 80% of the vegetable oil produced in the U.S. is soybean oil).  The majority of plants, including most of the largest biodiesel producers, continue to utilize soybean oil.  This is changing, however, as more recently built plants have been designed to process a variety of vegetable oil and animal fat feedstocks and older plants are adding facilities to provide flexible feedstock capability.

Soybean oil is extracted from soybeans at commercial crushing facilities.  Practically any other newly produced vegetable oil can be used for biodiesel, but soybean oil is generally priced marginally lower than competing oils.  We also have the capability to utilize liquid animal fats, which yield biodiesel with slightly different characteristics than vegetable oil based biodiesel.  These animal fats are rendered from a variety of liquid and solid materials, such as tallow and waste products from slaughterhouses.  Recycled vegetable oils such as cooking oils from restaurants, often known as “yellow grease,” can also be used to produce biodiesel.  However, due to contaminants and particulate matter typically present in yellow grease, we do not intend to use yellow grease as a feedstock.  All of the foregoing types of feedstocks are available in the northern Illinois market.

The cost of the feedstock used in biodiesel accounts for 75% to 85% of the overall cost of producing biodiesel.  Consequently, feedstock cost is a critical factor in the profitability of any biodiesel plant, plants may succeed or fail based on feedstocks available and the ability to process different feedstocks will enable plants to adapt to variable feedstock market prices and conditions.   Recently elevated prices for soybean oil have made other vegetable oils and animal fats attractive feedstocks.

The various feedstock oils have different supply and demand characteristics, but their price ranges are generally correlated because of their substitutability.  Through 2006, the twenty-year average value of soybean oil was approximately $.21 per pound.  During that period, the principal competing oils, such as corn, palm, canola and cottonseed oils, have generally sold at a  $.02 to $.05 per pound premium over soybean oil.  Rendered oil and animal fats, of the quality that would go into a biodiesel facility, has typically cost $.03 to $.08 per pound less than crude soybean oil.

Beginning in 2006, the market price of soybean oil began to rise dramatically in response to increased demand from the biodiesel industry and pressure on soybean acreage from corn dedicated to ethanol production.  As a consequence, the price of crude soybean oil in Decatur, Illinois increased from an average of $.23 per pound in the year ended October 31, 2006, to $.31 in the year ended October 31, 2007, and to $.52 in the year ended October 31, 2008.  The most recent forecast by the United States Department of Agriculture for soybean oil prices in the year beginning October 31, 2009 show a moderation in prices, in the range of $.28 to $.32 per pound.

The principal positive and negative attributes that animal oils and fats provide biodiesel arise from the higher level of saturated fats contained in them compared to vegetable oils which have a high content of unsaturated fatty acids.  The increased amount of saturated fatty acid yields greater oxidation stability and substantially enhanced lubricity, resulting in better diesel engine efficiencies and reduced exhaust emissions, particularly at higher operating temperatures.  On the other hand, at cold temperature, the saturated fatty acids have a tendency to solidify, decreasing engine efficiencies and generating concerns about engine damage among users.  Blenders will consider and utilize these characteristics to make significant improvements in the lubricity rating in normal operating conditions while reducing or avoiding blends that may lead to operating problems in cold temperatures.

Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel.  Pretreatment removes the impurities and prepares the feedstock for the biodiesel production process.  Some feedstocks require more treatment than others.  The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.

The rapid expansion of the biodiesel market has put pressure on the oil feedstock markets since 2006.  Because of the seasonality of the soybean crop, significant seasonal supply variations can also occur.  One of the most significant risks to feedstock oil prices is the possibility of a short soybean crop in any year. The domestic market for oils for use in consumer goods tends force prices higher in tight markets.  The international market and exports of vegetable oils from the U.S. also affect soybean oil prices.  Any increase in the average price the biodiesel industry is required to pay for feedstocks makes biodiesel less competitive against petroleum-based diesel fuel.

As with other agricultural commodities, the market supply and price of vegetable oil feedstocks can be affected by risks to crops and yields, including weather and disease.  Reduced soybean supplies or increased costs to avoid disease could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to the biodiesel industry.

The use of animal fats in biodiesel provides the product with a higher degree of lubricity than vegetable oils.  This is a consequence of the chemical composition of the triglyceride found in animal fats.  Designing our plant to be able to process animal fats as well as vegetable oils gives us a product which functions at optimum levels in a wider range of operating conditions than biodiesel based solely on vegetable oils.

Somewhat greater care in handling and use is necessary for animal fats due to the greater risk of spoilage, contamination and disease transmission.  Some very durable fats may not be usable in biodiesel plants.  Nevertheless, we believe that the benefit that animal fats can bring to our biodiesel product make it an important feedstock source for us.

Animal fats, including declining supplies of animal fat based cooking oils, have typically been sold to rendering companies by slaughterhouses and the restaurant and commercial cooking industries.  Within a 200 mile radius of our site there are a number of rendering plants and beef and hog processing plants that provide a source for animal fat and oil feedstock.  Most, if not all, of those processing plants render their oil on site and sell the bulk either in their integrated production and processing system or sell to local feed mills.  We have no agreements with any rendering companies, slaughterhouses or other sources for animal fats, but will consider such agreements in the future.

Biodiesel and Glycerin Markets

Over the past several years, biodiesel prices have tended to correlate with wholesale diesel fuel prices.  At the same time, price charts for biodiesel and prices for feedstocks such as soybean oil show that biodiesel prices do not move with vegetable oil prices.  The lack of correlation between soybean oil prices (approximately 75% to 85% of our estimated cost of production) and biodiesel prices (approximately 98% of our estimated revenue) is a significant risk inherent in our business.

We expect that our plant will produce approximately 16,800 tons of crude glycerin annually.  Due to overcapacity in the glycerin market, caused in large part by expansion of the biodiesel industry, crude glycerin prices in recent years have declined significantly and have been reported at between $0.00 (no value) to $0.08 per pound.    We do not intend to refine our glycerin because the return on refined glycerin cannot justify the expense of production.  Because we intend to process animal fat, the glycerin we produce will be non-kosher.  Glycerin is forecast to represent less than 1.0% of our gross sales.

We expect to sell all of the biodiesel and glycerin that we produce.  The REG Services Agreement provides that REG Marketing will sell our production in regional or national markets on our behalf.

Biodiesel Production

Our plant produces biodiesel and glycerin from vegetable oils and animal fats using a chemical process known as the base transesterification of oil with methanol.  We have the capability to receive our oils and fats feedstock principally by tanker truck and rail.  The feedstock will is measured by weight or volume and stored in receiving tanks.  Thereafter, the feedstock is transported to a chemical reactor where it is mixed with methanol and a catalyst and heated with steam, which results in the production of biodiesel and glycerin.  The biodiesel and glycerin are separated, cleaned, cooled and pumped into storage tanks to await shipment.  Shipment from our plant is mainly by tanker truck, but rail may also be utilized.

The plant operates on a continuous process system rather than on a batch basis.  100 pounds of oil or fat feedstock, charged with 10 pounds of methanol together with a sodium hydroxide or similar catalyst, yield almost 100 pounds of biodiesel and 10 pounds of glycerin.  In a normal 24 hour production day, our plant can process approximately 1,080,000 pounds of feedstock and 108,000 pounds of methanol into approximately 1,080,000 pounds of biodiesel and 108,000 pounds of glycerin.  A small amount of fatty acid is also be produced as a by-product.

Transportation and Delivery

In cooperation with Bunge under the Bunge Services Agreement, we receive oil and fat feedstocks by truck, rail and pipeline from Bunge and load biodiesel and glycerin onto trucks and rail cars.  Because we receive our soybean oil feedstock by pipeline from adjacent Bunge production and storage facilities, we require little storage capacity for soybean oil.  We have the capacity to store at least six days’ requirements of animal fats and oils operating at 50% of capacity on animal fats and oils.  We expect that most of our animal fats will be obtained in the regional market and will arrive by tanker truck.  We anticipate that most of our biodiesel will be sold in the regional market, particularly in metropolitan Chicago.  Thus, our biodiesel is also likely to be shipped in tanker trucks.

Danville is served by Interstate Highway 74 which serves Indianapolis to the east, has connecting interstate and other routes to the Chicago metropolitan area and interstate connections to St. Louis.   Other interstate and U.S. highways allow our plant efficient highway access to any feedstock or product market.

Rail transportation is provided by the Norfolk Southern Railway which has connections to Chicago and other urban markets throughout the eastern U.S. and serves feedstock source areas not efficiently served by truck.

Utilities

The production of biodiesel is an energy intensive process that uses significant amounts of natural gas, electricity and water.

We use natural gas principally to fire our boiler to provide steam for our biodiesel production process.  Natural gas is a critical resource for us and we will require approximately 154 million cubic feet of natural gas each year if our plant is operating at full capacity.  Natural gas prices have risen significantly in the past, have exhibited considerable volatility within calendar years, and from season to season, and can be expected to continue to be a significant component of our cost structure.  Our natural gas is currently supplied by ProLiance Energy through a nearby Illinois Power pipeline.

We also require a continuous supply of electricity, approximately 8.2 million kilowatts of electricity annually at full capacity.  The price of electricity, like any commodity, can fluctuate and increase significantly as it has in the past.  Electricity to our plant is supplied by Ameren.

We also use a significant supply of fresh water to maintain consistent operations at our plant.  Our water supplies are obtained from the City of Danville.

Wastewater from our plant is treated on our site and then pumped to the City of Danville’s wastewater treatment plant.

Risk Management

The REG Services Agreement provides for REG Services to manage the scheduling and purchase of feedstock supplies for our plant and for REG Marketing to market the biodiesel and glycerin that we produce.  REG Services is required to assure the consistent scheduling of feedstock deliveries and schedule product sales and deliveries.  We expect that REG Services will utilize forward contracting and hedging strategies, including strategies utilizing futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf.  The Oil Feedstock Supply Agreement with Bunge assures us of a significant portion of our potential soybean oil requirements.  REG Services may facilitate the negotiation of additional long-term supply agreements intended to lock in favorable quantities, quality and pricing of additional feedstocks and other supplies for us.

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

Our largest expenditure, oil feedstocks, and our biggest revenue source, biodiesel, are in relatively volatile markets.  As a biodiesel producer, we are exposed to price risk as a by-product of our core business and that trading commodities can be a risky endeavor if not managed properly.  Currently we have a risk management policy and, working with REG, expect to develop and employ a risk management plan.

Competition

We are in direct competition with numerous other biodiesel plants and companies that produce the same products that we do, several of which have significantly greater resources than we have. Existing and additional biodiesel plants, particularly those in close proximity to our proposed plant, increase the supply of biodiesel in our regional market and may cause lower biodiesel and glycerin prices and higher costs for supplies of feedstocks.

The National Biodiesel Board estimates that as of September 29, 2008 there were approximately 176 operational biodiesel production plants in the United States with combined capacity of over 2.61 billion gallons per year.  Although many of these plants are currently not operating, or are operating at very low capacity, their presence will impact our operations regardless of the health of the biodiesel industry generally.  There are also a sizable number of additional plants that have suspended construction or discontinued planning pending improvements in the industry.  These plants, if completed, would increase the competition for various feedstocks, and increase price competition in the national and regional markets for biodiesel.

Within a 150 mile radius of our Danville, Illinois plant site, Stephan Company has a 22 mmgy plant in Millsdale, Illinois; Incobrasa Industries, Ltd. has a 31 mmgy plant in Gilman, Illinois; Louis Dreyfus Agricultural Industries (“Dreyfus”)  has an 80 mmgy plant in Claypool, Indiana; e-biofuels, LLC has a 25 mmgy plant in Middletown, Indiana; Integrity Biofuels has a 10 mmgy plant in Morristown, Indiana; and Evergreen Renewables has a 5 mmgy plant in Hammond, Indiana.  All of these plants presently use soybean oil as their principal feedstock except the e-biofuels plant which has multi-feedstock capability.  There are other operating biodiesel plants in Illinois and Indiana which are beyond the 150 mile radius from Danville or are insignificant in capacity.

Archer Daniels Midland Company, Cargill, Inc. and Dreyfus are major international agribusiness corporations and biodiesel producers with the financial, sourcing and marketing resources to become formidable competitors in the biodiesel industry, without geographical, funding or feedstock restraints.  ADM has its headquarters and major ethanol and other operations in Decatur, Illinois and may consider placing a biodiesel plant in that location.

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

Federal Programs

Tax Credits

The federal government began encouraging biodiesel production in 2000.  The 2002 Energy Bill provided producers of biodiesel a tax credit of eighty cents per gallon, and mandated all federal, state and local governments with diesel powered vehicles and diesel powered equipment use a mixture of 2% biodiesel, growing to 10% in 2010.

The  Energy Policy Act of 2005 (the “Energy Policy Act”) provided for a volumetric excise tax credit for biodiesel through December 31, 2008.  The Emergency Economic Stabilization Act (the “Stabilization Act”), signed on October 3, 2008, extended this credit for an additional year, through December 31, 2009.  This credit is allowed to the first blender and is reflected as a higher value for the B100 (100% biodiesel) that is blended into pure diesel fuel.  This credit is available for blenders to receive a total income tax credit or federal excise fuel tax credit in the aggregate amount of $1.00 per gallon of agri-biodiesel for blending B100 in a diesel fuel mixture at the minimum of one tenth of 1% of B100.  Most B100 producers include the economic benefit of the credit in the price of their B100 and give blenders the right to claim the credit.

Another tax credit established in the Energy Policy Act is a $0.10 per gallon income tax credit for biodiesel made from soybean oil up to 15 million gallons of production annually.  This credit was also extended by the Stabilization Act through December 31, 2009.

Renewable Fuels Standard

The Energy Policy Act established a national renewable fuel standard (“RFS”) that sets a national minimum usage requirement for renewable fuels that increases from 4 billion gallons per year in 2006 to 7.5 billion gallons per year by the year 2012.  The Energy Independence and Security Act of 2007 (“EISA”) amended the Energy Policy Act to require an increase in the usage of  renewable fuels to 36 billion gallons by 2022.  Beginning in 2016, cellulosic and other advanced biofuels such as biomass-based diesel must account for all increases in the RFS and will increase from 5.5 billion gallons in 2015 to 21 billion gallons of the 36 billion gallons renewable fuels total by 2022.  Although it is anticipated that ethanol will account for the largest share of renewable fuel produced and used under the RFS, biodiesel will share in this incentive.

State Incentives

We benefit from certain tax incentives through the Enterprise Zone Program created pursuant to the Illinois Enterprise Act.  The Enterprise Zone Program, which is administered by the Illinois Department of Commerce and Economic Opportunity (the “DCEO”), is a program designed to stimulate economic activity and neighborhood revitalization in areas designated as “enterprise zones” by providing state and local tax incentives, regulatory relief and improved governmental services.  Our plant in Danville, Illinois is in an enterprise zone which provides relief from certain real estate taxes.

Significant Industry and Market Factors and Initiatives

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

To assist in assuring that biodiesel is produced and maintained at the ASTM D6751 industry standard, the National Biodiesel Board created the National Biodiesel Accreditation Commission to certify producers of biodiesel blends of B2 or greater that successfully meet the accreditation criteria as an “Accredited Producer.”  Accreditation is awarded following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 specification for Biodiesel Fuel (B100) Blend Stock for Distillate Fuels.  The accreditation process is comprehensive and includes a detailed review of the applicant’s quality system documentation, followed by a formal audit of the applicant’s conformance to its system.  We intend to apply for Accredited Producer status in 2009.

BQ-9000 Certification

As a result of concerns regarding product quality of biodiesel produced, the industry is encouraging producers to adhere to BQ-9000 certification for production standards.  The National Biodiesel Board has demanded that the industry meet their standards for BQ-9000 certification.  Plants that do not have this certification are likely to find it more difficult to market their production.  We believe that BQ-9000 certification is needed to support the future confidence for the petroleum industry to purchase and blend biodiesel and intend to apply for BQ-9000 certification in 2009.

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

Fleet Usage

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

Technological Developments

Research in the basic technologies of biodiesel production may result in changes in the industry.  On January 31, 2006, President Bush announced the Advanced Energy Initiative to fund additional research in biodiesel technology.  New technologies may develop that would become viable means of biodiesel production in the future.  For instance, Iowa State University is developing nanotechnology that results in faster chemical conversion to biodiesel, with a catalyst that can be recycled and elimination of the wash step in the production process.  This nanotechnology can also be used with a catalyst to efficiently convert animal fats into biodiesel by creating a mixed oxide catalyst that has both acidic and basic catalytic sites.  Acidic catalysts on the particle can convert the free fatty acids to biodiesel while catalysts can convert the oils into fuel.  Other new technologies under development include biodiesel production using algae feedstock and esterification processes in the production reactors.

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

Environmental Regulation

The operations our plant are subject to laws and regulations administered by the United States Environmental Protection Agency (“EPA”) and Illinois EPA (“IEPA”).  We are subject to extensive air, water and other environmental regulations.  An air emission source construction permit and national pollution discharge elimination system permit were obtained prior to commencement of construction of our plant and a stormwater pollution prevention plan has been prepared.  Other permits and compliance plans have been obtained or are required based on information obtained in our initial operations.  The EPA and IEPA will have continuing oversight authority with respect to our operations.  The air permit contains ongoing emission limits and monitoring and recordkeeping requirements.  EPA and IEPA rules and regulations are subject to change, and any changes can be made retroactively.  Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.

Air Pollutant Emissions

Operation of our plant is allowed only if we can demonstrate that it is in continuous compliance with all applicable regulatory requirements under the Clean Air Act.  The production of biodiesel results in air emissions produced by the combustion process used to generate steam.  Our plant generates steam using a natural gas fired boiler.  Natural gas combustion produces emissions of various air contaminants that are regulated by the EPA and IEPA.  These pollutants include carbon monoxide, nitrogen oxides, particulate matter, sulfur dioxide, volatile organic compounds, lead, sulfuric acid mist, mercury, and trace amounts of metals and organic and inorganic compounds.  The regulated pollutants are controlled through the combined use of finely tuned combustion processes and control technologies that meet federal and state requirements.

The distillation processes used as part of our biodiesel production produce various types of volatile organic compounds that will be reduced through pollution control equipment to meet limits established by the EPA and IEPA.

We have obtained an operating air permit for our plant based on the plant being categorized as a minor source of regulated air pollutants in accordance with federal and state definitions.  As a minor source, the plant is not subject to the EPA’s Prevention of Significant Deterioration (“PSD”) regulations under the Clean Air Act.  However, if the EPA should ever consider us to be a major source of air emissions, the plant would be subject to the PSD requirements, which are more stringent and cumbersome that those for minor sources of air emissions, and we may be required to invest substantial resources or reduce operations to comply with the PSD requirements.

Our air permit has terms and conditions that include strict emission limits that must be maintained.  We monitor our systems to prevent any hazardous material (largely methanol) from escaping into the atmosphere and will vent any excess gases to a flare to destroy potential emissions.  We are subject to recordkeeping and reporting requirements as well as periodic on-site inspections.  If our plant violates any provision of its permit, the plant and we could receive a notice of violation and may be subject to enforcement actions, which can result in substantial fines and possible closure of our plant.

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

The scientific community contends that carbon dioxide and other heat-trapping emissions are responsible for global climate change.  Designation of carbon dioxide as a criteria pollutant would enable the EPA to regulate U.S. emissions of carbon dioxide to conform to a domestic standard or to an international treaty restricting those emissions, such as the Kyoto Protocol.  The Kyoto Protocol would require that the United States reduce its greenhouse gas emissions by 7% to 93% of 1990 levels by 2010.  However, the EPA has determined that it does not have authority to regulate carbon dioxide and has not proposed to do so, and the U.S. Senate rejected the Kyoto Protocol.  Twelve states and several environmental activists sued the EPA over its decision but the U.S. Court of Appeals ruled in favor of the EPA in July 2005.  On June 26, 2006, the United States Supreme Court agreed to hear the case on appeal and the case was argued before the court on November 29, 2006.  On April 2, 2007, the U.S. Supreme Court overturned the Court of Appeals decision and ruled that the EPA does have the authority to regulate emissions of carbon dioxide and other greenhouse gasses.

In July 2004, eight states and the city of New York sued five of the largest carbon dioxide emitters.  The lawsuit sought to require the companies to reduce the amount of carbon dioxide pollution and did not seek monetary damages.  In September 2005, a federal judge dismissed the lawsuit, stating that the president and Congress, not the judiciary, should consider such a broad environmental policy.  The case was argued on appeal before the United States Court of Appeals in June 2006.  Thereafter, the parties requested the court to consider the case in the light of the decision of the Supreme Court in the EPA case.  No decision has been made by the Court of Appeals.

In July 2008 the EPA released an Advanced Notice of Proposed Rulemaking which requested public comments on possible EPA regulation of greenhouse gas emissions.  Comments received are being considered by the EPA.

We cannot predict the effect of the foregoing cases or of future regulations or legislation relating to carbon dioxide emissions as they may relate to our plant or its operations.  It is possible that future requirements could emerge that would require control or mitigation of some or all of the carbon dioxide emissions from our plant or impact the use of biodiesel as a fuel.

Water and Water Related Issues

We use water to cool the closed circuit systems in our plant.  Although the water in our cooling system is re-circulated to decrease plant water demands, water is replaced to maintain water quality and some blowdown water is discharged.  At full capacity operations, we estimate that we will discharge up to 60,000 gallons of blowdown and other wastewater per day from our plant.  We intend to discharge our wastewater into the city of Danville’s wastewater system and have currently budgeted $130,000 per year to discharge the wastewater and comply with the city’s regulations.  We have a National Pollutant Discharge Elimination System (NPDES) permit from the State of Illinois.

 We have received a General Permit No. 1 storm water discharge permit from the IEPA and have a Stormwater Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution.  We maintain surface water control devices to satisfy the Illinois storm water runoff requirement to minimize any surface water runoff that could potentially contaminate state waters

We have implemented a Spill Prevention Control and Countermeasure plan.  This plan addresses oil pollution prevention regulations and must be reviewed, updated and certified by a professional engineer every three years.

Risk Management Plan

Under the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan.  We have established a plan to prevent spills or leaks of any regulated substance and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of a regulated substance into the surrounding area.  We closely monitor all wastewater to assure that no contaminated water reaches any fresh water supplies.  We will need to conduct a hazardous assessment and prepare models to assess the impact of any release of a regulated substance.

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

Costs of Environmental Compliance

Ongoing compliance with federal and state environmental laws and regulations may result in significant costs to us.  The two regulations with the biggest impact on potential cost are the Clean Air Act and the Clean Water Act.

Much of the cost of compliance with federal and state environmental laws and regulations, including permit application procedures, was included in the construction cost of our plant.  Our current estimate of the cost of complying with environmental regulations during 2009, including wastewater discharge costs, is $250,000.

However, we have not yet prepared an estimate of environmental compliance costs during normal operations, and these costs could be significant.

Any failure to comply with environmental permits and requirements could result in a notice of violation and penalties which could include fines and even a requirement to cease plant operations until the violation is remedied.

Employees

We presently have no employees.  Our plant is being operated by REG Services under the REG Services Agreement.  That agreement provides that REG Services will operate our plant utilizing its own full-time employees, including a general manager and plant manager.  Our plans to hire a chief executive officer and a chief financial officer as our employees with overall responsibilities for the administration of our company have been deferred until our ability to operate profitably has been established.  We do not offer an employee benefits package and expect that any benefits for personnel provided by REG Services will be made available through REG plans.

The following table lists the positions which have been filled by full-time REG Services employees at our plant:

Position	Number of Full-Time Personnel
General Manager	1
Operations Manager	1
Office/Administration	1
Environment/Health/Safety	1
Maintenance/Plant Engineering Manager	1
Electrical/Control Maintenance	1
Facility Maintenance Mechanical	1
Lab/Quality Assurance Manager	1
Lab Technician	1
Biodiesel/Pretreatment Leadman	4
Operations Specialist	11
Load/Receive Specialist	4
Total	28

The positions, titles, job responsibilities and number allocated to each position may change as we and REG Services gain experience in operating our plant.

Our success depends, in part, on our ability and the ability of REG Services to attract and retain qualified personnel at competitive wage and benefit levels.  Our plant requires qualified managers, accounting, human resources and other personnel.  There is no assurance that we and REG Services will have continuing success in attracting and retaining qualified personnel at a wage and benefit structure required for the profitable operation of our plant.

Item 1A.  RISK FACTORS

An investment in our units involves substantial risks and is suitable only for persons who can assume the financial risks of an investment for an indefinite period of time and who can afford to lose their entire investment.  The Risk Factors below set forth those risks that management believes are presently applicable to us and our business.  There may be additional risks and uncertainties that may occur and may adversely affect our business and financial condition and the value of our units.

Risks Related to us as a Company Moving from the Development Stage to the Operating Stage

We are a recently formed company, have no operating history or experience operating a biodiesel plant and may have difficulties successfully operating the plant.

We are a recently organized company with no operating history and limited resources.  We are subject to all of the risks typically encountered by development stage companies moving into the operating stage.  Our lack of an operating history and inexperience may make it difficult for us to successfully operate our biodiesel plant.  If we do not manage the operations of our plant successfully, our ability to generate operating income, meet our debt obligations and make distributions on our units could be adversely affected.

Our managers and officers have very limited experience in the biodiesel industry and in managing a public company, which increases the risk that we will be unable to manage our company and operate successfully.

We are highly dependent on our managers and officers to operate our plant and manage our business.  Our managers and officers have substantial business experience but have little or no experience in the biodiesel industry,  operating a biodiesel plant or managing a public company.  Our managers and officers have other business commitments that will continue to require most of their time and attention.  Although we have entered into a management and operational services agreement with subsidiaries of REG to assist us with respect to all aspects of our operations, there is no assurance that our relationship with REG will be successful or that we will be able to hire employees or sign agreements satisfactory to us to sustain our operations in the future.  If our managers and officers are unable or find it difficult to manage our development and operations successfully, our potential to succeed as a business will be adversely affected.

We depend on key service providers for assistance and expertise in our operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

We must establish and maintain relationships with several providers for contracting, consulting and other services.  In particular, REG subsidiaries will provide services relating to contracting for feedstock supplies and marketing our biodiesel and glycerin.  If we should lose our relationship with any key providers or if any providers should fail to perform, we would be forced to locate and retain alternative providers.  As a consequence, our business could be significantly damaged.

There are several agreements and relationships that have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships relating to our supply of feedstocks, natural gas, electricity, rail service, water and waste removal, and other contracts to sell our production and with consultants for various purposes.  The terms of these agreements and relationships could vary from time to time.  If we are unable to maintain satisfactory agreements or relationships, or if revisions or amendments to existing terms become necessary, our operations could be impacted, our expenses could be increased and our profitability could be adversely affected.

We have incurred losses since we were organized and may never operate profitably.

During the period from April 28, 2005, when we were organized as a Delaware limited liability company, to December 31, 2008, we incurred a net loss from operations of $6,876,290.  We will continue to incur significant losses until we are able to operate our plant on a consistent basis and sell our production profitably.  Expenses, competition and other factors may make it impossible for us to operate profitably.  In that case, the value of our company and business could be small.

Risks Related to Our Financial Plan

We have limited working capital and if we are unable to fund our operations we may find it necessary to curtail our operations or sell or liquidate our company.

We have very limited working capital to support our operations.  Due to market conditions, our plant has operated only sporadically.  As a consequence, we have generated only a small amount of revenues and have not replenished working capital used to fund fixed and variable costs incurred.  In addition, we will use cash resources to make payments on our term loan from Fifth Third Bank.

Our ability to manage a very restricted working capital scenario depends on the availability of revolving credit from Fifth Third Bank, trade credit from REG Marketing, other financing for feedstock and inputs from vendors and advances or immediate payment from customers, none of which adequately respond to our requirements.  The relationship of feedstock prices, principally the price of soybean oil, and the price of biodiesel in the market typically results in a very small margin of profit or even operating losses, with little or no positive effect on working capital.  Efforts to generate working capital by selectively entering into purchase orders or tolling agreements may not be successful in resolving our working capital difficulties.  If we find that it is impossible to operate profitably and either reduce the working capital that we require, generate enough working capital to continue to operate or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant and attempt to sell or liquidate our company.

Our ability to secure additional debt or equity financing necessary to operate our plant is quite limited.

The availability of debt or equity financing to support our operations is very limited in present circumstances.  If we are unable to attract additional financing to provide the working capital required by our operations, we may be forced to cease operations and sell or liquidate.   The terms of any available financing may be on terms unfavorable to us and our existing unitholders.  The ownership interest of our unitholders in us could be substantially diluted by new financing, distributions made by us could be greatly reduced, we may be forced to sell our entire company or business at an unfavorable price and the value of our units would very likely decline significantly or be lost entirely.

The terms of any supplemental debt or equity financing may require us to issue warrants to the lender or investor.  If we issue warrants to purchase additional units, the equity interest of our unitholders in us would be diluted and the value of our units could be reduced.

If we are unable to make timely payments on our debt obligations, we could be subject to remedial actions by our lenders, which could result in foreclosure or bankruptcy.

We need to make timely principal and interest payments on our term loan from Fifth Third Bank and our subordinated loan from REG Ventures.  Any failure on our part to make a payment to our lenders would constitute a default and could lead to action on the part of our lenders to collect payment, accelerate the maturity of the loans, foreclose on our plant as collateral and place us into bankruptcy.  Our inability to operate successfully could lead to one or more of these consequences.  In addition, our loan agreements contain financial and other covenants that we may fail to meet in the foreseeable future which, if not met, could also lead to the same consequences.  Remedial actions by our lenders could result in failure of our company and render our units valueless.

Our debt financing agreements contain restrictive covenants that will limit distributions and impose restrictions on our use of working capital, which may hinder our operations and reduce the value of our units.

Our debt financing agreements contain financial, maintenance, organizational, operational and other restrictive covenants.  These covenants may make it more difficult for us to operate because they will have significant impacts on our operations, such as:

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

•                  Subjecting all or substantially all of our assets to liens, with the result that there may be virtually no assets left for unitholders in the event of a liquidation;

•                  Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business;

•                  Limiting our ability to make distributions to our unitholders, even for the purpose of covering tax liabilities, or to redeem or repurchase units; and

•                  Restricting our freedom to merge or consolidate with or to sell our assets to another company or entity.

If we fail to satisfy these covenants, our lenders may foreclose on our debt and we may be forced to liquidate and sell our plant and other assets for an amount less than the outstanding debt.  If that occurs, our units could be worth little or nothing.

Risks Related to Our Operations and Market

Our business is not diversified because we are primarily dependent upon one product.  As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our business consists solely of biodiesel and glycerin production and sales.  We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell biodiesel and glycerin, or when the markets for those products decline.  Our plant does not have the ability to produce any other products.  Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.

Our financial results greatly depend on prices for our feedstock supplies and market prices for the biodiesel and glycerin that we produce, and the value of our units will be impacted by changes in those prices.

The cost that we incur for our supplies of soybean and other vegetable oils and rendered animal fats and the market prices for the biodiesel and glycerin that we produce and sell have a major impact on our financial results and profitability.  Soybean oil and other input feedstocks, which comprise a major portion of our operating expenses, do not have a direct price relationship to the price of biodiesel in the marketplace.  For an operating biodiesel plant, falling biodiesel prices, coupled with a rise in feedstock prices, will result in significant reductions in cash flow.  These prices change based on available supplies, the supply and market prices for alternative products and many other market factors.  For instance, increased supplies of biodiesel may lead to lower prices for both biodiesel and glycerin, regardless of the price of feedstocks.  In addition, increased production of biodiesel could result in increased demand for soybean oil and other feedstocks, resulting in higher operating costs and lower profits for us.  There can be no assurance as to the price of these commodities in the future, and any increase in feedstock prices or decrease in the price of biodiesel and glycerin would very likely result in less profitability for us and a reduction in the value of our units.

Our operating costs could be higher than we expect, and this could reduce our income and any distributions we may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant operating cost increases could adversely affect us due to numerous factors, many of which are beyond our control.  These increases could arise for several reasons, such as:

•                  Higher prices for feedstocks of soybean oil, animal fats and other biodiesel resources;

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

Operating our plant also subjects us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety and other matters.  We may have difficulty complying with these regulations and our compliance costs could increase significantly.  Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, little or no distributions to our unitholders and substantially decreased value of our units.

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

Competition in the biodiesel industry is strong and has grown more intense as more production facilities have been built and the industry has expanded.  Our business faces competitive challenges from larger facilities that can produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed plant.  The biodiesel industry has been characterized by companies with established plants ranging from very low capacity to 30 mmgy in the localities of their ownership, feedstocks and markets.  In Illinois and adjacent areas of  Indiana, Iowa and Wisconsin, there are several plants in operation and others in the construction or planning stages.  All of these plants compete with us for feedstocks and customers in our regional market.  We expect that additional biodiesel producers will enter the market if the regulatory environment remains favorable and the demand for biodiesel increases.

The construction of plants by Archer Daniels Midland Company (“ADM”), Cargill, Inc. (“Cargill”) and Louis Dreyfus Agricultural Industries (“Dreyfus”) bring significant additional competitors into the biodiesel industry.  ADM and Cargill are major international agribusiness corporations with the financial, sourcing and marketing resources to become formidable competitors in the industry, without geographical, funding or feedstock restraints.  ADM has its headquarters and major ethanol and other operations in Decatur, Illinois and may consider placing a biodiesel plant in that location.  We must expect that ADM, Cargill and Dreyfus, and perhaps other large corporations, will be significant competitors in the biodiesel industry in the future.  Nationally, the biodiesel industry generally is likely to become more competitive given the substantial initial construction and expansion that has occurred and may continue in the industry.  Competition for feedstocks and customers have a direct impact on our profitability and value of an investment in us.

If more biodiesel plants are built, biodiesel production will increase and, if demand does not sufficiently increase, this could result in lower prices for biodiesel and glycerin, which will decrease the amount of revenue we may generate.

Plans are in place for the construction or completion of a significant number of additional biodiesel plants in the United States.  Any new plants will increase biodiesel production.  The demand for biodiesel is dependent upon numerous factors such as governmental regulations, governmental incentives, whether existing incentives for the production and use of biodiesel continues and the development of other technologies or products that may compete with biodiesel.  If the demand for biodiesel does not sufficiently increase, then increased biodiesel production or available capacity may lead to lower biodiesel prices.  In addition, because biodiesel production produces glycerin as a co-product, increased biodiesel production will also lead to increased supplies of glycerin.  Demand for glycerin depends upon various factors, the most significant of which is oversupply.  A further increase in the supply of glycerin, without offsetting increases in demand, could continue the trend to lower prices in the glycerin market.

Decreases in the market price of biodiesel and glycerin will result in lower revenues for us, would decrease our profitability, could result in operating losses and would reduce the value of our units.

Technological advances and changes in production methods in the biodiesel industry could render our plant obsolete and adversely affect our ability to compete.

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

Because the glycerin market generally is characterized by oversupply, the price at which we sell our glycerin in the market may be quite low and unrelated to the cost of production, with the result that revenues and earnings from our glycerin production could be minimal or could negatively affect our financial results.

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

We require significant amounts of soybean oil, other vegetable oils and rendered animal fats to produce biodiesel.  The availability and price of these feedstocks significantly influence our financial performance.  The price of soybean oil and other vegetable oils, as with most other crops, is affected by weather, disease, changes in government incentives, demand and other factors.  A significant reduction in the supply of soybean oil and other vegetable oils because of weather or disease, or increases in the demand for vegetable oils because of increased biodiesel production or other factors, could result in higher vegetable oil prices.  The supplies and prices of rendered animal fats have also fluctuated greatly in the marketplace.  Because there is little correlation between the prices of these feedstocks and the price of biodiesel (which tends to track with petroleum prices), increases in feedstock prices generally produce lower profit margins for biodiesel producers.  The prices of vegetable oils and rendered animal fats have fluctuated significantly in the past and may fluctuate significantly in the future.  If feedstock prices increase, our production costs will increase and our profit margins will likely decrease because we may not be able to pass any of the increased costs on to our customers.

We do not have marketing agreements with our members to assure us a source for soybean and other vegetable oils and feedstocks which would protect us from price fluctuations in our feedstock supplies.

Many producers of alternative energy products have grain delivery programs which require their members or stockholders to deliver specified quantities of feedstocks to the producer at established, formula or market prices.  These agreements may protect producers from supply and price fluctuations.  We do not have any feedstock delivery agreements and are required to acquire substantial quantities of soybean and other vegetable oils and feedstocks in the marketplace based upon prevailing market prices.  If the supplies of oils and other feedstocks in the vicinity of our plant are not adequate, we may not be able to procure adequate supplies at reasonable prices.  This could result in a utilization of less than the full capacity of our plant, reduced revenues, higher operating costs, reduced income or losses, and a reduction in the value of our units.

Hedging transactions could significantly increase our operating costs if we incorrectly estimate our oil and other feedstock requirements and are not able to utilize all of the feedstocks subject to our futures contracts.

We attempt to minimize the effects of fluctuations in the price of soybean and other vegetable oils and alternative feedstocks on our operations by taking hedging positions in the futures markets.  Hedging is a means of protecting the price at which we will buy feedstocks in the future.  In a hedging transaction, we purchase futures contracts that lock in the amount and price of oil or other feedstock that we will purchase at a future date.  There is no assurance that our hedging activities will successfully reduce the risk caused by market price fluctuations.  Whether our hedging activities are successful will depend upon, among other things, the cost of each feedstock and our ability to sell sufficient amounts of biodiesel to utilize all of the feedstock subject to the futures contracts.  Although we attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the feedstocks subject to our futures contracts.

Our operations depend on the availability of natural gas at acceptable prices; any interruption in the supply of natural gas may force us to halt operations and may harm our business.

We require a consistent supply of natural gas to operate our plant.  Although natural gas is available to us at our plant, the supply and price of natural gas could subject our operations to risks.  The price of natural gas has increased significantly in the past and may continue to increase, both in real terms and in relation to other sources of energy.  As the demand for natural gas increases in the national and regional markets, interruptions in supplies, particularly for industrial use, may occur.  Natural gas supply agreements may provide for interruptible service or, at higher prices, priority service.  Any significant increase in the price of natural gas will result in lower profit margins for us if we are unable to pass the higher costs on to our customers.  Because natural gas will be the only thermal heating source for our plant, if there is any interruption in our natural gas supply, we would have to halt operations.  Interruptions of a frequent or ongoing nature could substantially harm our business and the value of our units.  Alternative energy sources may not be available to us.  Even if an alternative energy source is available, costly engineering and design changes to our plant may be required to meet energy production, biodiesel processing and environmental requirements.  The costs and interruptions in our operations and cost of installing new energy systems would reduce our ability to operate profitably and cause our units to lose value.

We require electricity, water and other utilities for our operations, and costs of these resources will affect our profitability.

We require a consistent supply of electricity and plentiful supplies of water for our operations.  Although we have suppliers of electricity, water and other resources in place at our plant, the continued availability of these resources will be essential to our operations and the associated costs will impact our profitability.

If we are unable to obtain the services of third-party marketers, or we subsequently lose those services, we may not be able to sell the biodiesel and glycerin that we produce.

We do not intend to hire a sales staff to market our biodiesel and glycerin.  We have entered into the REG Services Agreement which delegates to REG Marketing the responsibility to market and sell our biodiesel and glycerin.  If REG Marketing does not perform satisfactorily, we may need to select an alternative marketing company.  The cost of utilizing independent marketers could place us at a competitive disadvantage.  If we are unable to secure the services of third-party marketers or if any of the marketers that we contract with breaches or terminates our agreement or is unable to provide any of the services contracted for, we may not have any readily available means to sell our biodiesel and glycerin.  Further, these third-party marketers, such as REG Marketing, customarily have relationships and agreements with other biodiesel producers.  It is possible that a marketer’s ability or willingness to market and sell our products could be impaired by agreements that the marketer has with other entities not related to us.  Consequently, we may not obtain the best possible prices for our products.  We will depend upon the financial health and performance of the marketers with whom we contract and our failure to sell all of our biodiesel and glycerin may result in less income from sales, reduced distributions to our unitholders and reduction in the value of our units.

Competition for qualified personnel in the biodiesel industry is intense and we may not be able to hire and retain qualified managers, engineers and operators to operate our plant efficiently.

We have entered into the REG Services Agreement which provides that REG Services will assume responsibility for the dad-to-day operation of our plant.  REG Services will need a significant number of employees to operate the plant and, if our arrangement with REG Services is terminated, the responsibility to attract and hire competent employees will be ours.  These employees include qualified managers, engineers and accounting, human resources, operations and other personnel.  Competition for employees in the biodiesel industry is intense.  If REG Services or we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of biodiesel we produce and market may decrease.

Defects in the construction or performance of our plant could result in a reduction in our revenues and profitability and in the value of our units.

The contracts for construction of our biodiesel plant contain warranties with respect to materials and workmanship and assurances that the plant will operate at design capacity.  However, defects in the construction or performance of the plant could occur and there is no assurance that the responsible contractors could correct any problem that occurs.  If our plant does not perform at or above design specifications, we will find it difficult to compete in a competitive marketplace.  If defects delay the construction or hinder the operations of the plant, our operations, revenues, profitability and the value of our units could be materially adversely affected.  If defects require a lengthy or permanent discontinuance of production, our units could have very little or no value.

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

Risks Related to Regulation and Governmental Action

Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units.

The biodiesel industry has been aided by federal tax incentives.  These incentives have supported a market for biodiesel that might disappear without the incentives.  The federal tax incentives were scheduled to expire December 31, 2006.  However, pursuant to legislation signed in August 2005, Congress has extended the incentives to December 31, 2008.  These tax incentives may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level.  The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell biodiesel.  If the government eliminates or sharply curtails these tax incentives, we believe that a decreased demand for biodiesel could result, which could result in the failure of less efficient or highly leveraged plants and the potential loss to our unitholders.

The reduction or termination of favorable environmental regulations that favor the use of biofuels in motor fuel blends would adversely affect the market for our biodiesel product and reduce the value of an investment in us.

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

We are subject to environmental regulations of the United States Environmental Protection Agency (“EPA”) and the Illinois Environment Protection Agency (“IEPA”).  Compliance with these regulations may require a significant investment of resources, including both financial resources and personnel time and expertise.  The EPA or the IEPA may seek to implement additional regulations or implement stricter interpretations of existing regulations.  The nature and scope of future legislation, regulations and programs cannot be predicted.  The EPA cautioned biodiesel producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations.  In a test of certain biodiesel plants, the EPA expressed concerns over the discovery of certain “volatile organic compounds,” some of which may be carcinogenic.  While our plant has technology designed to limit the amount of emissions, there is still a risk that the environmental laws and regulations may change with respect to emissions by our plant.  Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures, increase our operating costs or even force us to curtail our operations.

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

Risks Related to our Units

Our units have no public market and no public market is expected to develop.

There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future.  To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as The NASDAQ Stock Market™.  As a result, our units will not be readily marketable and unitholders may be required to hold their units indefinitely.

There are significant restrictions on the transfer of our units.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our board of managers.  All transfers of units must comply with the transfer provisions of our Amended and Restated Limited Liability Company Agreement and a unit transfer policy adopted by our board of managers.  Our board of managers will not approve transfers that could cause us to lose our tax status or violate federal or state securities laws.  As a result, unitholders may not be able to complete a transfer that they wish to make and may be required to assume the risks of an investment in us for an indefinite period of time.

There is no assurance that we will be able to make distributions to our unitholders.

Distributions of our net cash flow may be made at the sole discretion of our board of managers, subject to the provisions of the Delaware Limited Liability Company Act, our Amended and Restated Limited Liability Company Agreement and restrictions imposed by our creditors.  There is no assurance that we will generate any distributable cash from operations.  Although our intention is to make cash distributions sufficient to discharge our members’ anticipated tax liabilities arising from any taxable income generated, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion.  Consequently, unitholders may receive little or no return on their investment.

We may authorize and issue units of new classes which could be superior to or adversely affect holders of Class A Units.

Our board of managers has the power to authorize and issue units of classes which have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights, different from or superior to those of the Class A Units.  These units may be issued at a price and on terms determined by our board of managers.  The terms of the units and the terms of issuance of the units could dilute the financial interest in us of our existing unitholders or otherwise have an adverse impact on the rights of holders of our Class A Units.

Our units represent both financial and membership rights, and loss of status as a member would result in the loss of voting and other rights and would allow us to redeem the units held by a unitholder who has lost member status.

Holders of our units are normally entitled to certain financial rights, such as the right to any distributions, and to membership rights, such as the right to vote as a member.  A unitholder that does not qualify as a member or if the member status of a unitholder is terminated, would result in the loss of certain rights, such as voting rights, and permit us to redeem the unitholder who as lost status as a member.  The minimum number of Class A Units required for membership is 12,500 Class A Units.  In addition, a member may lose member status or may be terminated as a member if the member dies or ceases to exist, violates our Amended and Restated Limited Liability Company Agreement or takes actions contrary to our interests, and for other reasons.

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

 If a member loses member status or member status is terminated (other than upon death, dissolution or a complete transfer), our board of managers will have the right, but not the obligation, to redeem the former member’s  units at 80% of the average sale price for units, as determined by our board of managers, in the six months immediately prior to the board’s decision to redeem the units.  We may exercise our right to redeem a former member’s units at any time following loss or termination of member status.  Our Amended and Restated Limited Liability Company Agreement does not contain any provision for advance notification with respect to termination of membership or redemption or any formal procedure to address or oppose such termination or redemption with our board of managers.  A member who wishes to contest termination or redemption would be required to demonstrate in a court proceeding that our board of managers had insufficient grounds to terminate the member or that the redemption was improper.

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

A quorum of members holding 10% or more of the outstanding units represented in person, or 20% if the board of managers has authorized the use of mail ballots or proxies, is required at meetings of our members.  Unless a higher percentage is required by our Amended and Restated Limited Liability Company Agreement or Delaware law, members take action by a majority vote of the units represented and entitled to vote.  This means that the holders of a small minority of outstanding units could take an action which would not necessarily be in the best interests of all unitholders.  The quorum requirement also means that we must secure the presence of members holding at least 10%, or 20% if mail ballots or proxies are authorized, of the outstanding units in order to take actions which may be in the best interests of our company.

We will have substantial indebtedness and our units are subordinate to all of our debts and liabilities, which increases the risk that our unitholders could lose their entire investment.

Our units are equity interests which will be subordinate to all of our current and future indebtedness with respect to claims on our assets.  In any liquidation, all of our debts and liabilities must be paid before any payment is made to the holders of our units.  We have incurred substantial indebtedness to finance the construction of our plant and commencement of operations.  The amount of that financing, plus possible additional borrowings and operating liabilities, creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our unitholders after payment of our debts.

Risks Related to Tax Issues

Internal Revenue Service classification of us as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of our units.

We are a Delaware limited liability company and expect to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units.  This means that we will pay no federal or state income tax and unitholders will pay tax on their allocated shares of our net income.  Treasury regulations classify a limited liability company as a partnership for tax purposes unless the entity affirmatively elects to be taxed as a corporation or the entity is considered a publicly traded partnership because of the manner in which its units are transferred.  We will not elect to be taxed as a corporation and will endeavor to avoid classification as a publicly traded partnership.

However, if for any reason the IRS would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units.  If we were to be taxed as a corporation for any reason, distributions we make to unitholders will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits.  If we pay taxes as a corporation, we will have less cash to distribute to our unitholders.

Unitholders may not be able to fully deduct their share of our losses or investment interest expense.

It is likely that an investment in us will be treated as a “passive activity” for federal income tax purposes.  In the case of unitholders who are individuals or personal services corporations, this means that a unitholder’s share of any loss incurred by us will be deductible only against the holder’s income or gains from other passive activities, e.g., S corporations and partnerships that conduct a business in which the holder is not a material participant.  Some closely held C corporations have more favorable passive loss limitations.  Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years.  Upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

Interest paid on any borrowings incurred to purchase units may not be deductible in whole or in part because the interest must be aggregated with other items of income and loss that the unitholder has independently experienced from passive activities and subjected to limitations on passive activity losses.

A unitholder’s tax liability from a share of our taxable income may exceed any cash distributions received by the unitholder, which means that the unitholder may have to satisfy this tax liability using personal funds.

Because we expect to be treated as a partnership for federal income tax purposes, we do not expect to pay any federal tax, and all of our profits and losses will “pass through” to our unitholders.  Unitholders must pay tax on their allocated shares of our taxable income every year.  Unitgholders may not receive cash distributions from us sufficient to satisfy these tax liabilities.  This may occur because of various factors, including accounting methodology, lending covenants that restrict our ability to pay cash distributions, or if we decide to retain cash generated by the business to fund our activities or other obligations.  Accordingly, unitholders may be required to satisfy these tax liabilities out of personal funds.

Unitholders may be subject to federal alternative minimum tax in the early years of our operations.

If we adopt accelerated methods of depreciation, we anticipate that in the early years of our operation taxable income for alternative minimum tax purposes will exceed regular taxable income passed through to our unitholders.  Such excess alternative minimum taxable income passed through to unitholders may subject unitholders to the federal alternative minimum tax.  Unitholders should consult with their individual tax advisors to analyze and determine the effect of any alternative minimum taxable income that may be received.

Any audit of our tax returns resulting in adjustments could cause the Internal Revenue Service to audit the tax returns of unitholders, which could result in additional tax liability and expense to unitholders.

The IRS may audit our tax returns and may disagree with the tax positions we take on our returns.  The rules regarding partnership taxation are complex.  If challenged by the IRS, the courts may not sustain the position taken by us on our tax returns.  An audit of our tax returns could lead to separate audits of the tax returns of our unitholders, especially if adjustments are required.  This could result in adjustments on unitholder tax returns and in additional tax liabilities, penalties, interest and expense to unitholders.

Risks Related to Conflicts of Interest

There are conflicts of interest in our business because we have relationships with and may enter into additional transactions with our officers, managers and affiliates, which could impair an interested officer’s or manager’s ability to act in our best interest.

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, managers, their affiliates and us, and the fact that we may from time to time enter into transactions with our officers, managers and their affiliates.  Conflicts of interest could cause our managers and officers to put their personal interests ahead of the best interests of our company and our unitholders.

Conflicts of interest could result in transactions with related parties having terms less favorable to us than those that could have been obtained in an arm’s-length transaction.  Conflicts of interest could also result in related parties receiving more favorable treatment in the event of a dispute than an unaffiliated third party would receive.

Our managers and officers, and certain of their affiliates, are owners of Class A Units.  They may acquire additional units in the future, including in connection with our compensation arrangements.  If our managers, officers and affiliates individually or collectively own a significant percentage of our units, their voting power could increase the likelihood of conflicts of interest and reduce the ability of members to replace them as managers and officers.

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

Entities and individuals who are engaged or may in the future be engaged by us as consultants and contractors will have financial interests which may conflict with our interests and the interests of our unitholders.  Each of our consultants and contractors is likely to be a creditor of ours, which could affect their advice and commitment of time and resources to us.  In addition, some of our consultants and contractors, or their affiliates, are or may become owners of units, in which case they may be in a position to influence our decisions and actions in favor of their own interests.

In particular, REG and its affiliates have roles of major importance in the development, construction, commencement of operations and management of our plant and business.  REG’s recommendations and actions have been and will  continue to be critical to our success and, if it places its own interests ahead of ours, we could be harmed as a result.  REG and its affiliates have interests in other biodiesel plants, as owners, creditors and in other capacities.  REG is involved in constructing or managing other plants, may conduct such activities with plants in our geographic area and may have substantial financial interests in those plants.  As a result, REG may have conflicts of interest as it allocates personnel, materials and other resources to our plant and others.

Unitholders and others must not construe this report as constituting investment, legal, tax or other professional advice.  Anyone who considers acquiring units should consult with his or her own investment, legal, tax and other professional advisors.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our plant site is located in the city of Danville, Illinois and is approximately 6 acres in size.  We use the site under a ground lease from Bunge Milling, Inc.  The site is adjacent to a Bunge soybean oilseed crushing facility which provides easy access to soybean oil feedstock for our plant.  We also have access to Norfolk Southern Railway loading and unloading facilities on the Bunge property.

The Ground Lease will expire on November 3, 2036, subject to our right to extend the term for four additional five year periods.  The rent under the Ground Lease will be $1.00 per year during the term of the Oil Feedstock Supply Agreement between Bunge and us (May 9, 2014 or, if extended, May 9, 2016).  Thereafter, base rent will commence under the Ground Lease at $72,000 per year subject to a consumer price index escalator in future years.

Our leasehold interest on the site and plant serve as collateral for debt financing provided by Fifth Third Bank and REG Ventures.

Item 3.  LEGAL PROCEEDINGS

We are not involved in any legal proceedings and are not aware of any proceeding that a governmental authority is contemplating with respect to us.  In the ordinary course of our business, we may be named as a defendant in legal proceedings related to various matters, including tort claims and contractual disputes and, if we have employees, worker’s compensation claims.  In addition, the operation of our plant could give rise to litigation or administrative proceedings relating to nuisance, environmental matters and the like.  We carry insurance to provide what we consider reasonable protection against some types and amounts of claims that we might encounter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our unitholders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 31, 2009 we had 16,619,474 Series A Units outstanding and 647 unitholders of record.

There is no public trading market for our units, and we do not expect one to develop in the foreseeable future.  To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as The NASDAQ Stock Market™.  As a result, our units are not readily marketable and unitholders may be required to hold their units indefinitely.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our board of managers.  All transfers of units must comply with the transfer provisions of our Amended and Restated Limited Liability Company Agreement and a unit transfer policy adopted by our board of managers.  Our board of managers will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws.  As a result, unitholders may not be able to complete transfers that they wish to make and may be required to assume the risks of an investment in us for an indefinite period of time.

After our biodiesel plant is operating at designed production capacity, we may locate or implement a “qualified matching service” to provide a mechanism for our unitholders to transfer limited quantities of our units.  A qualified matching service typically involves the use of a computerized or printed listing that lists customers’ bid and/or ask prices to match unitholders who wish to dispose of their units with persons who wish to purchase such units.

Any qualified matching service must comply with applicable tax laws and regulations and applicable federal and state securities laws and regulations.  The tax laws and regulations impose limits on the quantities of units that may be sold and the method of sale.  We will not allow or become involved in any activities which might jeopardize our partnership tax status or endanger our ability to pass any profits we may generate directly to our unitholders before taxation.  The securities laws and regulations would require registration or exemptions from registration of the units to be sold and registration or exemption from registration of the person or entity deemed to be conducting the service.  We will not undertake any action that may be allowed by the tax laws and regulations that would require registration of our units for purposes of sale or registration of us as a broker-dealer under applicable securities laws and regulations.  In general, the matching service would allow interested buyers and sellers to contact each other but would not permit us to participate in the matching process.  We do not intend to register as a broker-dealer or to take any action that may require us to register as a broker-dealer.

We have not declared or paid any distributions on our units.  The amount of earnings we have generated since our plant commenced operations as been minimal and it will be necessary for our plant to operate on a consistent basis before earnings are generated that would justify distributions.  We cannot predict the amount of cash, if any, that we may generate from operations.  Distributions are payable at times and in aggregate amounts determined by our board of managers in its sole discretion, subject to loan covenants or restrictions imposed by our lenders.  Subject to the availability of cash, the board’s discretion and lenders’ limitations, we intend to make cash distributions of “net cash flow” sufficient to discharge our members’ anticipated combined federal, state and local income tax liabilities (based on the board’s estimate of anticipated federal and Illinois statutory rates) arising from allocations to them of taxable income by us.  Our board of managers may also declare further distributions from time to time.  However, in the exercise of its discretion, our board of managers may elect to retain cash to finance operations, retire debt, improve our plant or expand our business.

The terms of our committed debt financing from Fifth Third Bank and REG Ventures limit our ability to make distributions.  No distributions may be made until 24 months after our plant has commenced production, if our fixed charge coverage ratio would be less than 1.50 to 1.00, if we report a net loss, or if there exists or the distribution would cause any default or event of default.  Distributions may not exceed 50% of our net income in any year.  Subject to the foregoing limitations, we may make distributions for the pass-through tax liabilities of our members.

Distributions to holders of Class A Units will be made in proportion to the units that each unitholder holds relative to the total number of Class A Units outstanding.  If units of any other class are issued in the future, each unit of that other class will have the distribution rights that are established for that class by the board of managers without member approval.  “Net cash flow” means the gross cash proceeds of our operations less the portion thereof used to pay or establish reserves for all of our expenses, debts, obligations and liabilities, including capital improvements, replacements and contingencies, as reasonably determined by our board of managers.  Net cash flow is not reduced by depreciation, amortization, cost recovery deductions or similar allowances, but is increased by any reductions of reserves previously established.  The definition of net cash flow may be amended by the affirmative vote of a majority of our board of managers, without a vote of our members.

On December 15, 2006, a registration statement (No. 333-136353) for a an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  The proceeds of the offering have been used to complete construction of our biodiesel facility in Danville, Illinois and related activities.  As of December 31, 2008 all proceeds of the offering had been spent or deposited with Fifth Third Bank for disbursement upon submission of verified expenses by contractors.  As of that date, $656,411 in offering expenses had been incurred by us, of which approximately $500,000 had been paid from resources other than proceeds of the offering.  No underwriting or finder fees or expenses were incurred in the offering.  Through December 31, 2008, the offering proceeds have been expended approximately as follows:

USE OF OFFERING PROCEEDS

Offering Proceeds	$25,102,000
Offering Expenses paid from Proceeds	156,000
Net Offering Proceeds	$24,946,000
Use of Funds from Net Proceeds:
Purchase of Plant Construction Assets	$4,986,000
Plant Construction and Related Expenses	8,155,000
Debt Service Reserve Account	2,000,000
Legal and Financing Expenses	1,021,000
Interest	134,000
Start-Up and Operating Expenses	4,895,000
Total Use of Funds from Net Proceeds	$21,191,000
Net Proceeds Remaining	$3,755,000

Of the foregoing expenditures, approximately $8,155,000 in plant construction and related expenses was paid to REG Construction in its capacity as general contractor for construction of our animal fat processing facility under the Design-Build Agreement and approximately $229,500 in start up and operating expenses was paid to REG Services under the REG Services Agreement.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, no other payments have been made from the proceeds of the offering to officers, managers, holders of more than 10% of our equity securities or our affiliates.

On June 30, 2006, each member of our board of managers at the time was granted warrants for the purchase of 50,000 of our Class A Units, amounting to an aggregate of 650,000 units.  The warrants are exercisable at an exercise price of $1.00 per unit.  These warrants became exercisable upon the commencement of operations of our plant on December 20, 2008 and will remain exercisable for a period of one year.  On May 9, 2008, we issued a warrant to an unrelated party consultant for the purchase of 100,000 of our Class A Units at an exercise price of $2.00 per unit.  This warrant has a term of seven years and was issued in partial payment for services under a consulting agreement.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise of outstanding warrants	Weighted- average exercise price of outstanding warrants	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	750,000	$1.13	0

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND        RESULTS OF OPERATIONS

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

Introduction

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We are presently in the process of completing construction and commencing operations of a biodiesel production plant in Danville, Illinois (the “plant”).  Until early 2009 we were a development stage company with no revenues from operations.  As we transition from the development stage to the operational stage, we are generating a minimal amount of revenues from operations.  During our development stage, our efforts were devoted principally to planning for our project and operations, obtaining financing for our project, executing agreements related to the acquisition of assets for and construction of our plant, constructing and testing our plant and related activities.  We will not generate significant revenues until our ability to operate profitably has been established.

The plant has a design capacity to produce 45 million gallons of biodiesel per year (“mmgy”).  Operating at full capacity, we expect the plant will also produce approximately 16,800 tons of glycerin each year.  The plant consists principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

With the completion of our animal fat pretreatment facilities, our plant has the ability to utilize multiple feedstocks, including soybean oil, other vegetable oils and animal fats.  The primary product of the plant will be fuel grade biodiesel meeting ASTM D6751 standards.

Fiscal Year Financial Results

The following tables summarize information from our financial statements.  Based on the completion of our plant and commencement of plant operations to process biodiesel from soybean oil feedstock, we transitioned from the development stage to the operations stage in the first quarter of 2009.  As we were in the development stage through December 31, 2008, we had no revenues from operations during the fiscal year ended December 31, 2008.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

Statement of Operations Data:	Year Ended December 31, 2008	Year Ended December 31, 2007	From Inception (April 28, 2005) to December 31, 2008
Revenues	$0	$0	$0
Other Income (Expense)	(531,826)	5,635	(402,790)
Operating Expenses	(2,473,252)	(3,594,235)	(6,473,500)
Net Loss	$(3,005,078)	$(3,588,600)	$(6,876,290)

Balance Sheet Data:	December 31, 2008	December 31, 2007
Assets:
Current Assets	$9,266,530	$72,952
Property, Plant and Equipment, net	63,896,817	2,215
Other Assets	368,431	618,229
Total Assets	$73,531,778	$693,396

Liabilities and Members’ Equity:
Current Liabilities	$6,371,911	$562,775
Long-Term Debt	44,411,476	—
Total Members’ Equity	22,748,391	130,621
Total Liabilities and Members’ Equity	$73,531,778	$693,396

Our revenues from operations in the future will be derived principally from sales of biodiesel.

Operating Expenses

From the commencement of our operations as a development stage company on April 28, 2005 through December 31, 2008, we have incurred an accumulated loss of $6,876,290.  This loss was funded principally by the proceeds of our seed equity financing, interest income, the proceeds of our public offering of units and borrowings under our term loan.  The expenses resulting in the loss included $931,772 in professional fees and $2,624,417 in general and administrative expenses.  We also incurred $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site.

For the year ended December 31, 2008, operating expenses decreased $1,120,983, or 31.2% from $3,594,235 to $2,473,252, as compared to the year ended December 31, 2007.  However, excluding the expense associated with the impairment of long-lived assets in the year ended December 31, 2007, operating expenses in the year ended December 31, 2008 increased $1,796,328, or 265.3% from $676,924 to $2,473,252, as compared to the year ended December 31, 2007.  This increase was due to a $1,480,553 increase in general and administrative expense and a $315,775 increase in professional fees.  These amounts increased principally due to costs associated with the acquisition of plant assets, financing, construction and testing of our plant and start-up of plant operations.

As our biodiesel plant commences operations, our operating expenses are increasing, including expenditures for supplies, utilities and payments for supervisory and production personnel.  We are also incurring significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, however we do not believe that the funds allocated will be sufficient to cover these expenses without cash from operations or additional debt or equity financing.  Accordingly, we may need additional funding to cover our expenses.

Other Income (Expense)

We received interest income for the year ended December 31, 2008 in the amount of $919,312 as compared to $5,635 for the year ended December 31, 2007.  The large increase in the year ended December 31, 2008 is a result of interest earned on the investment of a substantial amount of the proceeds of our offering of Class A Units.

During the year ended December 31, 2008, we realized a net gain on derivative instruments in the amount of $279,739 arising from hedging contracts based on the price of soybean oil and the price of heating oil in the commodity markets.  We had no derivative instruments in the year ended December 31, 2007.

We incurred interest expense for the year ended December 31, 2008 in the amount of $336,617.  Approximately $1,767,000 in interest costs were capitalized as property, plant and equipment to complete the construction of our plant.  Interest expense reflected utilization of financing proceeds to acquire assets under construction and to complete construction of our plant.  Also included in other expense is a loss in the amount of $1,413,037 related to the change in the fair value of an interest rate swap agreement.  We had no debt outstanding in 2007 and, consequently, no interest expense in the year ended December 31, 2007.  We entered into the interest rate swap agreement in fiscal year 2008 and therefore we did not have the agreement in effect at December 31, 2007.

Other income in the amount of $18,777 was received in the year ended December 31, 2008, principally from the proceeds of product generated in testing of the plant prior to substantial completion and operations.  We had no other income in the year ended December 31, 2007.

Liquidity and Capital Resources

Funding for our project planning and development activities was originally provided by a $3,500,000 seed capital financing and grants from the United States Department of Agriculture (“USDA”) and the Illinois Soybean Board in the aggregate amount of $102,500.  The completion of our public offering of units, which provided $25,102,000 in equity financing, our $24,650,000 construction/term debt financing with Fifth Third Bank, our $5,000,000 revolving line of credit from Fifth Third Bank and our $21,700,000 subordinated debt financing with REG Ventures have provided us with the capital necessary to acquire the under-construction assets of our plant, complete construction of our plant and commence operations.

At December 31, 2008, we had cash and restricted cash totaling $7,575,038, inventories of $1,322,856, net property, plant and equipment of $63,896,817 and total assets of $73,531,778.  As of December 31, 2008, we had current liabilities of $6,371,911 and long-term debt of $44,411,476.  Included in current liabilities were current maturities of long-term debt of $1,848,753, construction payable of $2,109,985 and an interest rate swap liability at fair value of $1,413,037.

Since our organization on April 28, 2005 through December 31, 2008, we generated no revenues from operations.  Operating expenses during that period were $6,473,500.  That included $3,556,189 in start-up business expenses and $2,917,311 in expense associated with the impairment of long-lived assets, reflecting the write-off of assets at our original Freeport, Illinois plant site. Other income (expense) included interest income of $945,848, gain on derivative instruments of $279,739 and other income items which were offset by interest expense of $336,617 and an expense related to the change in the fair value of the interest rate swap in the amount of $1,413,037.  Operating expenses and other income (expense) combined resulted in an accumulated loss of $6,876,290 at December 31, 2008.  Total members’ equity as of December 31, 2008 was $22,748,391.

At December 31, 2008, the capital available to complete construction of the animal fat pre-treatment facility at our plant and to commence operations of our plant was approximately $7,500,000.  These resources consisted principally of proceeds of our offering of Class A Units and restricted cash under our loan from Fifth Third Bank.  At December 31, 2008 our estimate of the amount required to complete the plant was approximately $2,100,000 and our estimate of the amount required to complete testing of the plant was approximately $200,000.  Based on those estimates, the balance of our resources available as initial working capital for operations of our plant was approximately $2,000,000.  In addition, at December 31, 2008 we had a commitment from Fifth Third Bank to provide $5,000,000 in revolving credit and the REG Services Agreement also provides for the extension of trade credit upon the sale of our biodiesel production.

Since December 31, 2008, construction of the animal fat pre-treatment facility has been completed and operation of that facility commenced in late March 2009.  However, due to market conditions, since December 31, 2008 the plant as a whole has operated only sporadically.  As a consequence, we have generated only approximately $1,650,000 in revenues in the first quarter of 2009 and have not replenished working capital used to fund fixed and variable costs incurred during the quarter.  In addition, we will find it necessary to use cash resources to make our first principal payment, together with accrued interest, on our term loan from Fifth Third Bank on April 1, 2009.  That payment will be in the amount of approximately $335,000.  Following that payment, we expect that our cash resources available for working capital will be reduced to less than $500,000.

Our ability to manage a very restricted working capital scenario depends on a number of factors.  First, our commitment from Fifth Third Bank to provide $5,000,000 in revolving credit remains in place which will provide working capital to the extent that we generate inventories and receivables that qualify for drawings by us.  However, our ability to qualify for those drawings depends on our ability to finance the inventories and receivables, which itself depends on the availability of working capital.  And, the credit is available only the extent of 50% of qualifying inventories and 75% of qualifying receivables.  The revolving credit commitment expires on May 8, 2009 and we are not assured that it will be renewed at the full $5,000,000 level or for any other amount.  Consequently, the revolving credit is not an immediate solution to our working capital needs.  Second, the extension of credit by REG Marketing under the REG Services Agreement, which provides for the extension of trade credit upon the sale of our biodiesel production, is also limited and does not respond adequately to our current working capital needs.  Third, in current market conditions, it is difficult to obtain any financing for feedstock and other production inputs from vendors or other sources of feedstock and inputs.  Most importantly, our Oil Feedstock Supply Agreement with Bunge does not provide for any deferred payment of financing that would, in effect, reduce or defer working capital needs.  Fourth, it is also very difficult to obtain advance or immediate payment from biodiesel customers for product ordered and delivered.  Again, this is a characteristic of the condition of the biodiesel industry today.  Finally, the relationship of feedstock prices, principally the price of soybean oil, and the price of biodiesel in the market typically results in a very small margin of profit on biodiesel production and sales, and frequently results in operating losses when prices are matched for any given day or period.

We have attempted to address both the working capital and profit and loss issues by selectively entering into purchase orders with customers in circumstances where the price of inputs and product yield an operating profit and positive cash flow.  While this approach is not a solution to our working capital needs, it provides a means to slow the working capital drain that we and others in the biodiesel industry are experiencing.  We will continue to make every effort to expand sales of this type.  We will also enter into tolling agreements that provide a margin to us for processing feedstock owned and provided to us by third parties into biodiesel needed by the third parties.  Because we do not take title to either the feedstock or product, our working capital requirements are substantially reduced in tolling arrangements.  Such tolling agreements may be quite short term, amounting to little more than a limited quantity purchase order, or could be of a longer duration, such as several months or even one or two years.  Unless a tolling agreement relates to substantially our entire capacity, we could combine tolling with the processing of biodiesel under purchase orders to maximize utilization of our plant.  If the tolling arrangement requires only a small portion of our capacity, however, we could find ourselves in a position of incurring more in fixed and variable costs than the tolling arrangement would cover, which could result in a drain on working capital rather than a benefit to us.

Because we are attempting to address our working capital needs in a market where it is impossible to predict the feedstock and biodiesel prices or the success of any operating strategy, we cannot predict whether our strategies will be successful in the short or long term.  If we find that it is impossible to operate profitably and either reduce the working capital that we require, generate enough working capital to continue to operate or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant.  If that occurs, the time and expense required to recommence operations may be significant and may itself be a significant barrier to continued operations.

A significant challenge to us will be our ability to make timely payments on our term loan from Fifth Third Bank.  As stated above, our first principal payment on the loan, in the amount of $335,000 including interest, is due on April 1, 2009.  Although we expect to have the resources required to make that payment, with the negative impact on our cash resources that implies, we will have similar payments to Fifth Third Bank due monthly in 2009 and thereafter.  Under our term loan agreement, we have deposited $2,000,000 in a debt service account with Fifth Third Bank which can be drawn on by the bank in the event of any failure on our part to make a payment when due, but that does not replace any obligation to pay by us.  Any failure on our part to make a payment to Fifth Third Bank would constitute a default under the term loan agreement and could lead to action on the part of Fifth Third Bank to collect payment, accelerate the maturity of the loan, foreclose on our plant as collateral for its loan and place us into bankruptcy.  Although we will take any action possible to forestall these eventualities, our inability to operate successfully could lead to one or more of these consequences.  In addition, the term loan agreement contains a number of covenants that we may fail to meet in the foreseeable future which, if not met, could also lead to the same consequences.  Although we would seek deferrals, waivers of amendments of any covenant that we breach or threaten to breach, there is no assurance that Fifth Third Bank would agree to any action that would reduce the effectiveness of any covenant.

Our subordinated debt financing with REG Ventures does not provide for immediate principal payments and allows interest payments to be made in the form of our Class A Units instead of cash, at our election.  Through the year ended December 31, 2008 and the first quarter of fiscal year 2009, we have made all interest payments to REG Ventures in the form of units, amounting to 327,017 units in the year ended December 31, 2008 and 215,207 units in the first quarter of 2009.  However, the agreement with REG Ventures also contains covenants similar to the covenants contained in the term loan agreement with Fifth Third Bank and it is possible that REG Ventures might exercise its rights if we fail to satisfy those covenants even if Fifth Third Bank does not take remedial action.

The foregoing circumstances and uncertainties raise substantial doubt about our ability to continue as a going concern, as discussed in Note 11 to our financial statements for the year ended December 31, 2008.  If we find that it is impossible to operate profitably, reduce the working capital that we require, generate enough working capital to continue to operate, locate additional debt or equity financing to fulfill our needs, comply with covenants on our loans or make debt payments when due, we may find it necessary to curtail operations of our plant, attempt to enter into a merger, acquisition or roll-up transaction with a stronger partner, consider reorganization in bankruptcy or liquidate our company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

In accordance with United States generally accepted accounting principles, we use estimates and assumptions in preparing our financial statements.  These estimates and assumptions may have an impact on the amounts of revenues, expenses, assets and liabilities reported in our financial statements, particularly with reference to the valuation of derivatives, inventory and unit-based compensation.  We believe that the estimates and assumptions we have used with respect to the financial statements included in this report are reasonable.

Our financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 11 to our financial statements for the year ended December 31, 2008, our significant operating losses, economic state of the biodiesel industry and volatile commodities prices raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We account for equity-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, equity-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, equity-based compensation expense may differ materially in the future from that recorded in the current period.

Significant estimates also include the fair value of warrants issued to members of our Board of Managers and to a consultant to our company.  It is at least reasonably possible that these estimates may change in the near term.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers

Blackhawk Biofuels, LLC

Freeport, Illinois

We have audited the accompanying balance sheet of Blackhawk Biofuels, LLC (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and from inception (April 28, 2005) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Biofuels, LLC (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and from inception (April 28, 2005) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company’s significant operating losses, economic state of the biodiesel industry and volatile commodities prices as of the date of this report raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

/s/ Boulay, Heutmaker, Zibell & Co. PLLP

Minneapolis, Minnesota

April 6, 2009

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$730,234	$7,042
Restricted cash	6,844,804	—
Other receivables	200,000	50,000
Inventories	1,322,856	—
Prepaid expenses	168,636	15,910
Total current assets	9,266,530	72,952

Property, Plant and Equipment
Buildings	11,553,691	—
Computers and office equipment	161,665	2,892
Plant and process equipment	36,809,408	—
Site improvements	5,457,677	—
Construction in process	10,119,296	—
Total property, plant and equipment	64,101,737	2,892
Less accumulated depreciation	204,920	677
Net property, plant and equipment	63,896,817	2,215

Other Assets
Deferred offering costs	—	618,229
Debt issuance costs, net of amortization	368,431	—
Total other assets	368,431	618,229

Total Assets	$73,531,778	$693,396

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$1,848,753	$—
Accounts payable	278,309	204,755
Construction payable	2,109,985	358,020
Commodities derivative instruments, at fair value	95,712	—
Interest rate swap, at fair value	1,413,037	—
Accrued purchases	58,216	—
Accrued interest	567,899	—
Total current liabilities	6,371,911	562,775

Long-Term Debt, net of unamortized debt discount of $89,771	44,411,476	—

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,404,267 and 3,500,000 units outstanding at December 31, 2008 and December 31, 2007, respectively	28,634,557	3,482,433
Additional paid in capital	990,124	519,400
Deficit accumulated during development stage	(6,876,290)	(3,871,212)
Total members’ equity	22,748,391	130,621

Total Liabilities and Members’ Equity	$73,531,778	$693,396

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Operations

			Inception
	Year Ended	Year Ended	(April 28, 2005) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$—	$—	$—

Operating Expenses
Professional fees	532,853	217,078	931,772
Impairment of long-lived assets	—	2,917,311	2,917,311
General and administrative	1,940,399	459,846	2,624,417
Total	2,473,252	3,594,235	6,473,500

Operating Loss	(2,473,252)	(3,594,235)	(6,473,500)

Other Income (Expense)
Other income	18,777	—	18,777
Grant revenue	—	—	102,500
Interest income	919,312	5,635	945,848
Gain on derivative instruments	279,739	—	279,739
Change in fair value of interest rate swap	(1,413,037)		(1,413,037)
Interest expense	(336,617)	—	(336,617)
Total	(531,826)	5,635	(402,790)

Net Loss	$(3,005,078)	$(3,588,600)	$(6,876,290)

Weighted Average Units Outstanding- Basic and Diluted	13,647,916	3,500,000	5,358,108

Net Loss Per Unit - Basic and Diluted	$(0.22)	$(1.03)	$(1.28)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

		Additional	Deficit Accumulated
	Member	Paid in	During
	Contributions	Capital	Development Stage

Balance - Inception, April 28, 2005	$—	$—	$—

Net loss	—	—	(2,145)

Balance - December 31, 2005	—	—	(2,145)

Capital contributions - sale of 1,770,000 units, $1.00 per unit, March 2006	1,770,000	—	—
Less units subscribed receivable	(630,000)

Capital contributions - sale of 1,730,000 units, $1.00 per unit, April 2006	1,730,000	—	—

Collection of units subscribed receivable - April 2006	630,000	—	—

Cost of raising capital	(17,567)	—	—

Compensation recognized from warrant issuance	—	185,500	—

Net loss for the year ending December 31, 2006	—	—	(280,467)

Balance - December 31, 2006	3,482,433	185,500	(282,612)

Compensation recognized from unit option issuance	—	333,900	—

Net loss for the year ending December 31, 2007	—	—	(3,588,600)

Balance - December 31, 2007	3,482,433	519,400	(3,871,212)

Capital contributions - sale of 12,551,000 units, $2.00 per unit, March 2008	25,102,000	—	—

Costs of raising capital	(656,411)

Compensation recognized from unit option issuance	—	365,572	—

Forfeited equity deposit	—	2,500	—

Debt discount recognized from warrant issuance	—	102,652	—

Units issued for services rendered - 26,250 units, June 2008	52,500	—	—

Units issued for loan interest to REG, 119,937 units, August 2008	239,875	—	—

Units issued for loan interest to REG, 207,080 units, October 2008	414,160	—	—

Net loss for the period ending December 31, 2008	—	—	(3,005,078)

Balance - December 31, 2008	$28,634,557	$990,124	$(6,876,290)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year	Year	From Inception
	Ended	Ended	(April 28, 2005)
	December 31, 2008	December 31, 2007	to December 31, 2008

Cash Flows from Operating Activities
Net loss	$(3,005,078)	$(3,588,600)	$(6,876,290)
Adjustments to reconcile net loss to net cash from operations:
Construction costs impaired	—	2,917,311	—
Compensation recognized from unit option issuance	365,572	333,900	884,972
Units issued as payment for interest incurred	654,035	—	654,035
Units issued in exchange for services	52,500	—	52,500
Depreciation	295,660	578	296,337
Realized gain on commodities derivative instruments	(375,450)		(375,450)
Unrealized loss on commodities derivative instruments	471,162	—	471,162
Change in fair value of interest rate swap	1,592,813	—	1,592,813
Change in assets and liabilities:
Other receivables	(150,000)	—	(200,000)
Inventory	(1,264,640)	—	(1,264,640)
Prepaid expenses	(152,726)	(1,432)	(168,636)
Accounts payable	121,989	96,205	278,309
Accrued expenses	567,899	—	567,899
Net settlements on derivative instruments	(179,776)	—	(179,776)
Net cash used in operating activities	(1,006,040)	(242,038)	(4,266,765)

Cash Flows from Investing Activities
Capital expenditures	(32,600,122)	(13,500)	(32,244,993)
Construction in process	(8,046,759)	(16,286)	(8,046,759)
Net cash used in investing activities	(40,646,881)	(29,786)	(40,291,752)

Cash Flows from Financing Activities
Change in restricted cash	(6,844,804)	—	(6,844,804)
Payments for debt issuance costs	(446,967)	—	(446,967)
Member contributions received	25,102,000	—	28,602,000
Proceeds from construction loan	24,650,000	—	24,650,000
Payments for deferred offerings costs	(86,617)	(259,782)	(673,978)
Forfeited equity deposit	2,500	—	2,500
Net cash provided by (used in) financing activities	42,376,112	(259,782)	45,288,751

Net Increase (Decrease) in Cash	723,192	(531,606)	730,234

Cash – Beginning of Period	7,042	538,648	—

Cash – End of Period	$730,234	$7,042	$730,234

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Capitalized interest	$1,767,153	$—	$1,767,153
Interest expense	$336,706	$—	$337,447

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$21,700,000	$—	$21,700,000
Deferred offering costs included in accounts payable	$—	$48,435	$—
Construction deposit capitalized as construction in process	$—	$179,664	$—
Construction costs included in construction payable	$2,109,985	$358,020	$2,109,985
Deferred offering cost offset against equity	$656,411	$—	$673,978
Debt discounted from issuance of warrants	$102,652	$—	$102,652
Accrued inventory purchases	$58,216	$—	$58,216

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, which anticipated its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.

As of March 14, 2008, the Company abandoned the aforementioned project and purchased the under construction assets of an existing project located in Danville, Illinois (the plant) from an unrelated third party. This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company completed the construction of the plant and placed the assets into service in December 2008, however the Company continues to operate in the development stage with its efforts principally devoted to operational testing.  The Company began producing revenues from operations in January 2009 and will no longer be reported as a development stage company in 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters; useful life of property and equipment; valuation of derivatives, inventory and property and equipment, share-based compensation, the allocation of construction in process and other contingencies. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Cash

The Company maintains its accounts at one financial institution.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled approximately $6,845,000 and $0 at December 31, 2008 and 2007, respectively.  The project funds to facilitate the construction of the plant and the animal fat processing facility have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender (See Note 6).  As of December 31, 2008 or 2007 there are no other bank or legal restrictions regarding cash.

Capitalized Interest

The Company’s policy is to capitalize interest incurred on debt during the construction of the plant exceeding one year as guided by SFAS 34, Capitalization of Interest Costs.  As of December 31, 2008, approximately $1,767,000 of incurred interest cost was capitalized as construction in process.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Environmental Liabilities

The Company operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damages, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  The Company has no environmental contingencies outstanding as of December 31, 2008 or 2007.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company commenced operations in December 2008 and began depreciating capital assets at that time. Depreciation expense for the years ended December 31, 2008 and 2007 were approximately $204,242 and $600, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Land improvements	20 years
Office building	20 years
Office equipment	5 years
Plant and process equipment	7-20 years

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

Asset impairment charges are recorded for long-lived assets subject to depreciation when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.  On March 14, 2008 the Company entered into a purchase agreement to acquire the assets of an under-construction plant located in Danville, Illinois and have therefore considered the construction costs related to the Freeport, Illinois site impaired.  The Company had incurred substantial consulting, permitting, purchases of construction equipment, and other pre-construction services related to building its plant facilities, which were capitalized as construction in process.  Asset impairment charges of $2,917,311 were recorded for the year ended December 31, 2007 related to the change in location.  The impairment was recorded in the 2007 financial statements as the decision to move the Plant was known before the release of the 2007 financial statements.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  On March 14, 2008, the issuance of new equity occurred and approximately $656,000 was netted against the proceeds received.

Debt Issuance Costs

Debt issuance costs are being amortized over the term of the related debt of $21,700,000 by use of the effective interest method.  The Company has amortized approximately $79,000 for the year ended December 31, 2008, respectively, and is included in construction in progress.

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

Stock-Based Compensation

The Company accounts for unit-based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for unit-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for unit-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

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

Loss Per Unit

Loss per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants and unit options, representing 801,563 equivalent units, are not considered in the fully diluted calculation since they are anti-dilutive.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2008 and 2007, the Company has no derivative instruments that meet this criterion. As of December 31, 2008, the Company has a recognized liability of approximately $1,413,000 related to an interest rate swap agreement and a liability of approximately $96,000 related to commodities derivative instruments.  At December 31, 2008, the Company had approximately $776,000 of cash held in the commodities derivatives hedge account for the year ending December 31, 2008.

The Company recognized a corresponding loss related to the fair value of the interest rate swap agreement of approximately $1,413,000 and is included in interest expense and a net gain of approximately $279,000 related to the commodities derivative instruments which is included in gain on derivative instruments in the statement of operations for the year ending December 31, 2008.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). The Interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.  Primarily due to the Company’s tax status as a limited liability corporation, the adoption of FIN 48 on January 1, 2007, had no material effect on the Company’s financial condition or results of operations for the years ended December 31, 2008 or 2007.

New Accounting Pronouncement

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standard No. 133 (“SFAS 133”).  SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective as of the beginning of an entity’s first interim period that begins after November 15, 2008.  No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.

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

As of March 14, 2008, the Company agreed to purchase for approximately $50,000,000 (see Note 9) the under-construction assets of an existing project in Danville, Illinois for the construction of a 45 million gallon biodiesel plant, including the assumption of the existing debt financing of $24,650,000, a commitment letter with the intent to enter into a $20,300,000 convertible secured subordinated note and payment $5,250,000 in cash which allowed the Company to break escrow based on the requirements of the escrow agreement.

The total amount raised in the offering and released from escrow as of that date totaled $25,102,000 for the issuance of 12,551,000 units.  These funds were used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

On August 13, 2008, the Company issued 119,937 units to REG as payment of the interest accrued on the Subordinated Debt (See Note 6) through June 30, 2008, which totaled approximately $239,900.  On October 8, 2008, the Company issued 207,080 units to REG as payment for the interest accrued July through September 30, 2008, which totaled approximately $414,200. The Company is anticipating the issuance of 215,207 units to REG for the interest accrued October 1, 2008 through December 31, 2008 approximating $430,400.

3. INVENTORIES

Inventories consist of the following as of December 31, 2008:

Raw materials	$1,248,549
Finished goods	74,307

Total	$1,322,856

4. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 for financial instruments did not have a material effect on the Company’s financial position, results of operations or cash flows for the fiscal year ended December 31, 2008.

SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value. Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of December 31, 2008	December 31, 2008	Level 1	Level 2	Level 3

Interest rate swap	$(1,413,037)	$(1,413,037)	$—	$(1,413,037)	$—
Commodities derivative instruments	$(95,712)	$(95,712)	$(95,712)	$—	$—

The Company determines the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the commodities related derivative instruments are based on quoted market prices in an active market.

5.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

	December 31,	December 31,
	2008	2007
Financial statement basis of total assets	$73,531,778	$693,396

Start up and organizational costs expensed for financial reporting purposes	4,741,493	3,638,930

Taxable income tax basis of total assets	$78,273,271	$4,332,326

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

6.  FINANCING

On May 9, 2008 the Company entered into a Loan agreement with a third party lender for the purpose of purchasing the assets of the project from the existing owners of the Danville, Illinois project and funding construction and operational requirements for that project.  The agreement provides for a $24,650,000 term loan and a $5,000,000 revolving line of credit. Interest will accrue on the outstanding balance of the term loan at the 30-day LIBOR rate plus 275 basis points until June 30, 2009 at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITA.  Interest accrued on the outstanding balance of the loan at December 31, 2008 totaled 4.65%.  The term note will mature on November 3, 2011. Fixed principal payments totaling $205,417 plus applicable interest will commence during April 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date.  The Company is subject to certain financial covenants beginning June 30, 2009.

The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The revolving note will mature May 9, 2009.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.   The Company must meet certain debt covenants per the terms of the agreement with the bank; however these covenants are not applicable to the Company until the period end June 30, 2009.

The Company entered into an interest rate swap agreement in relation with the aforementioned Loan agreement in May 2008.  The swap agreement effectively fixes the Company’s interest rate at 3.67% on a notional amount of $24,650,000 of the Company’s Loan agreement through November 2011.  The fair market value of the interest rate swap agreement was approximately $1,413,037 and is recorded as a liability as of December 31, 2008.  The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as interest expense.

On May 9, 2008, in conjunction with the acquisition of the assets related to the biodiesel project in Danville, Illinois, the Company entered into a Subordinated Loan Agreement with REG in the amount of $21,700,000 (subordinated loan) for the purpose of funding construction of the Danville, Illinois project. The subordinated loan was principally in payment for 1,980,488 shares of common stock of REG and for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 9). The outstanding principal and interest accrued related to the note will be due in full on May 9, 2013.  On May 2, 2008, the Company issued a warrant to purchase 51,563 Class A Units at $.01 per unit to a related party as part of the subordinated loan agreement.  The warrant was issued to REG in consideration of providing a guaranty for apportion of the Company’s obligations under its Loan agreement with the unrelated third party lender as aforementioned.

A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized at the date of issuance and was amortized and capitalized to construction in process during the construction phase.  As completion of the plant was established in December 2008, the discount will be amortized to interest expense over the remaining life of the loan.  The capitalized amortization was approximately $12,881 and $0 for the year ending December 31, 2008 and 2007, respectively.

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008.  The applicable interest rate at December 31, 2008 totaled 6.91%.  All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note permits the Company to pay interest in cash or in the form of units valued at $2.00 per unit.  As of December 31, 2008, the Company has issued 327,017 units to REG and has approved the issuance of an additional 215,207 units to REG for payment of the interest amounts owed (See Note 2).  The note is secured with a subordinated mortgage security.

Long-term debt, as discussed above, consists of the following at December 31, 2008:

Construction note	$24,650,000
Subordinated debt	21,700,000
Totals	46,350,000
Less amounts due within one year	1,848,753

Net long-term debt	$44,501,247

The estimated maturities of long-term debt at December 31, 2008 are as follows:

2009	$1,848,753
2010	2,465,004
2011	20,336,243
2012	—
2013	21,700,000

Total long-term debt	$46,350,000

The long-term debt is net of the debt discount for outstanding warrant options available to REG totaling $89,771 as of December 31, 2008.  Debt discount amortization recognized for the year ending December 31, 2008 totaled $12,881, which was capitalized in construction in process.

7.  EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan (the Plan) which provides for the issuance of warrant to purchase an aggregate of 650,000 units of the Company to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant. Warrants to purchase the entire 650,000 units were issued on June 30, 2006.  The warrants are exercisable at a purchase price of $1.00 per unit at any time from and after the date on which the plant commences operations (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate.  During December 2008, the plant commenced operations and at that time the unit options were fully vested.

On May 9, 2008, the Company issued a warrant for the purchase of an additional 100,000 units to an outside consultant for services related to the project.  This warrant is exercisable at a purchase price of $2.00 per unit at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate.

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

December 31, 2008
Risk-free interest rate	4.85%
Expected volatility	25%
Expected life	3 years
Expected dividend yield	—
Weighted average fair value of options granted during the year	$1.00

The following table summarizes the activity for outstanding warrants to directors of the Company:

	Warrants Outstanding
	Number of warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	650,000	$1.00
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at December 31, 2007	650,000	1.00
Granted	—	—	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at December 31, 2008	650,000	$1.00	—	$650,000
Vested and exercisable as of December 31, 2008	—	$—		$—
Vested and expected to vest as of December 31, 2008	650,000	$1.00	—	$650,000

(1)          The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value of $2.00 per unit at December 31, 2008.

The Company recognized unit-based compensation expense to employees of the company of approximately $222,600 and $334,000 for the year ended December 31, 2008 and 2007, respectively, which is included in general and administrative expense on the statement of operations.

8.  GRANTS

On March 14, 2008 the Company entered into an agreement to purchase the under-construction assets of an existing project located in Danville, Illinois. Prior to the Company entering into the agreement, the original Danville project had been awarded $4,000,000 from the Renewable Fuels Development program and had already received $3,800,000 before the Company had entered into the purchase agreement.  The Company should be eligible to receive the remaining $200,000 upon completion of the plant.

9.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into an asset purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.  Of that consideration, $250,000 and 97,561 shares of common stock in REG were placed in escrow to satisfy indemnification obligations which the seller may have to the Company under the Purchase Agreement.  The Company has assumed $24,650,000 of the sellers’ long-term debt by entering into a new loan agreement with the financial institution (see Note 6).

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility is being built within the Danville, IL location. The estimated contract price is $10,844,327, which is subject to an increase due to certain circumstances, as defined in the agreement, up to a maximum of $11,747,633. The contract also includes a contingency amount totaling $903,306, which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,084,432, which was applied to the total contract price. A final payment, consisting of the unpaid balance of the contract price, shall be due and payable in early fiscal 2009.

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

A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. Once delivery of the feedstock commences, payments are due each week for the total price of oil to be delivered under the applicable weekly estimate. For any oil not covered by specific orders or by a weekly estimate, the Company shall pay in advance the total price for such oil.  Beginning October 1, 2008 and continuing for a six month period thereafter, the Company must accept delivery of and pay the unrelated third party for a minimum of 5.75 million pounds of oil.  For all subsequent months during the term of the agreement, the Company must accept delivery of and pay for a minimum of 7 million pounds of oil.

Lease Agreement

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

Service Agreement

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

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  In February 2007, the Company extended this agreement for the purpose of consultation.  The contract required payments totaling $25,000, and an additional $25,000 in the form of units of the Company at the time construction begins, of which the Company paid upon the purchase of the under-construction assets of the Danville plant.  Approximately $50,000 of compensation expense relating to the unit issuance was recognized in general and administrative expense on the statement of operations for the year ending December 31, 2008.

In March of 2008, the Company abandoned the project at the Freeport site, therefore construction did not begin. During March 2008 board meetings, the Board discussed compensation for the consultant and decided on a payment of $5,000 when escrow was broken, $34,000 upon state grant approval, $30,000 when escrow was broken for compensation from August 2008 through March 2008, and an additional cash payment of $6,000 for added time. In April of 2008, the Company extended this agreement for the purpose of consultation. The contract requires payments of $1,000 weekly.  Either party may terminate this contract upon fourteen days written advance notice.  Fees paid for services provided as of December 31, 2008 and 2007 totaled approximately $75,000 and $25,000, respectively.

On May 9, 2008, the Company issued a warrant for the purchase of an additional 100,000 units to this outside consultant for services related to the project.  The warrant is exercisable at a purchase price of $2.00 per unit at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate.  The Company recognized warrant-based compensation expense of $142,972 as of December 31, 2008, which is included in general and administrative expense on the statement of operations.

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

The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage.  The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale.  During the year ended December 31, 2008, the Company paid and expensed $241,500    related to this agreement.

10. TRANSACTIONS WITH RELATED PARTIES

The Company entered into a design build and management and operational services agreement (Note 9) in May 2008 with REG for the operation of the biodiesel plant, and additionally to perform the sales and marketing functions for the plant.  REG is a member of the Company as of December 31, 2008.

Transactions and balances with REG are as follows as of December 31:

	2008	2007
Accounts payable	$2,072,538	$—
Purchases of finished product biodiesel	58,216	—
Purchases related to construction of the plant	9,094,988	—

11.  GOING CONCERN AND BIODIESEL UNCERTAINTIES

The biodiesel market has experienced significant declines during 2008 as compared to prior year.  The decreases have occurred in conjunction with the decline in most other major commodities and world financial markets in response to the current global economic crisis.  This decrease has had a significant impact on the Company’s ability to meet working capital needs and run the plant at full capacity.

As of December 31, 2008, the Company had available capital (cash plus borrowing capacity) of approximately $2,700,000.  This included approximately $700,000 of cash on hand, and $2,000,000 is currently held in a restricted debt service fund with the bank which provides the bank the right to draw down any missed or failed payment.  Additional reserve cash totaling $4,844,804 at December 31, 2008 is held with the bank and is for the completion of construction of the plant.  The Company has a $5,000,000 revolving line of credit available with the bank, however the terms of the agreement require the Company to have certain working capital requirements before funding could occur.

Since December 31, 2008, due to market conditions, the plant has operated only sporadically.  As a consequence, revenue in the first quarter is less than originally projected.  This has caused the Company to utilize more cash than anticipated.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty related to their ability in 2009 to obtain funds from cash flows from operations, or bank financing that are sufficient for the liquidity needed for ongoing operations.

These factors raise significant doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and liabilities in the normal course of business.

Management has implemented the following plan:

•                  Management has selectively entered into purchase commitments where the price inputs are favorable.

•                  Management is considering entering into tolling agreements that would provide a margin for processing feedstock owned and provided by third parties in biodiesel needed by those customers.

•                  Management is currently in negotiations with its lender to extend an additional debt facility in 2009 to assist with potential future working capital needs, as may be necessary.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), as of December 31, 2008, Mr. Mapes and Mr. Fluegel have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-l5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that evaluation, whether our internal control over financial reporting was effective.

Our management, including Mr. Mapes and Mr. Fluegel, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal Control — Integrated Framework. These criteria cover the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Our management’s evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.  Based upon this evaluation, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 and there has been no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Eleven of our present managers were elected as managers in March 2006 and were reelected in January 2008 for three-year staggered terms.  Two of our managers were appointed as managers by our board to newly created seats in May, 2008.  One of those appointed managers, Daniel J. Oh, was appointed in accordance with the terms of our Services Agreement with REG Services and REG Marketing which provides that REG Services is entitled to appoint one member to our board of managers.  The other appointed manager, William Garth, was appointed upon the invitation of the board.  Mr. Garth is an officer of Indeck Energy, Inc., which owns 1,000,000 of our units, but we have no agreement with Indeck with respect to board representation.  We may agree to give other members or lenders who supply significant amounts of equity or debt capital to us the right to designate managers to serve on our board of managers.

Our managers have other business commitments that will continue to require most of their time and attention.  REG assisted us in constructing our plant and the REG Services Agreement provides that REG will continue to assist us with respect to all aspects of our operations.  Consequently, the responsibilities of our managers for our operations has been reduced and is limited to overall direction and policies and executive oversight.  We expect that those responsibilities will require one or two days per month during normal operations and that our managers will have adequate time for that purpose.

Board of Managers

The names, addresses, ages, positions with our company and terms of our managers are as follows:

Name and Address	Age	Position	Term Expires

Ronald L. Mapes 9184 E. Binkley Rd. Stockton, IL 61085	68	Manager, Chair	2010

Jon Rosenstiel 73 Route 73 South Pearl City, IL 61062	45	Manager, Vice Chair	2011

Ronald Fluegel 2398 N. Crossroads Road Lena, IL 61048	49	Manager, Treasurer	2011

Quentin H. Davis 13779 W. White Oak Road Forreston, IL 61030	56	Manager, Secretary	2010

Name and Address	Age	Position	Term Expires

Gary J. Bocker 10662 Illinois Route 64 W. Polo, IL 61064	64	Manager	2010

Criss Davis 17092 Blackhawk Road Shullsburg, WI 53586	49	Manager and Vice President, Government and Organizational Affairs	2009

William R. Garth 600 N. Buffalo Grove Road, Suite 300 Buffalo Grove, IL 50089	41	Manager	2011

Karl Lawfer 4874 S. Willow Road Kent, IL 61044	43	Manager and Vice President Industry Relations	2010

Daniel J. Oh 416 S. Bell Avenue Ames, IA 50010	44	Manager	2009

David D. Shockey 6408 E. Shockey Road Ridott, IL 61067	51	Manager	2009

Brad Smith 2946 Otter Creek Road Milledgeville, IL 61051	36	Manager and Vice President, Operations	2009

Dennis C. Wilke 11745 Freeport Road Durand, IL 61024	56	Manager and Vice President, Transportation and Logistics	2011

Marvin Wurster 139 W. Maple Avenue Stockton, IL 61085	64	Manager and Vice President, Market Development	2011

Ronald L. Mapes — Ron farms in a family grain and beef cattle operation near Stockton, Illinois.  Ron is also a partner in Northwest Grain Inc. and attended the University of Wisconsin.  Ron serves on the Jo Daviess County Board (chair of the Economic Development Committee), is a trustee for Stockton Township, and serves on the Mt. Carroll Mutual Insurance Company board.  A member of the Jo Daviess County Farm Bureau and Illinois Beef Association, Ron previously served on the Illinois Soybean Promotion Board, United Soybean Board, and U.S. Meat Federation Board and Executive Committee.  He is also past president of the Jo Daviess County Fair.

Jon Rosenstiel — Jon operates a diversified grain and beef cattle operation near Pearl City, Illinois.  He is a graduate of Illinois State University with a BS in Ag Business.  A member of the Stephenson County Farm Bureau Board of Directors (chairing the Education Task Force and serving on the Government & Local Affairs Task Force), Jon is a board member of the Conservation & Ag Partners (CAP) Foundation.  He previously served as a board member and chairman of the Stephenson County SWCD and is an active member and treasurer of the Pearl City Lions Club.

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

Quentin H. Davis — A graduate of the University of Colorado with a BS in Civil/Environmental Engineering, Quentin is retired after 29 years as a registered Professional Engineer in Illinois, first as a project engineer followed by ownership and management of a local firm.  He currently is serving in a part-time capacity as Projects Administrator for the non-profit Freeport Downtown Development Foundation after previously serving on its board.  He is also a member of the board of the Freeport Area Economic Development Foundation.   Quentin is involved at Park Hills Evangelical Free Church, having served on the trustee board and building committee.  A United Way volunteer and a graduate of the Highland Community College Leadership Institute, Quentin served as co-chair for the Forestville Valley School District Citizens Advisory Building Committee.

Gary J. Bocker — Gary started Bocker Grain Inc. in 1971 and currently operates the grain business, a 7-unit trucking operation, a custom farming enterprise, an excavating firm, and a 4,000 acre family farming operation near Polo, Illinois.  Gary started farming at age 18 and built all of the grain storage systems in his business.  He served for many years on the board of trustees of Forreston Grove Church and on the business council of Crossroads Community Church in Freeport, where he is assisting in efforts to develop a satellite church in Polo.  Gary has also been very active with the Rockford Rescue Mission and the Lions Club where he served as District Governor in 1999 & 2000 and currently is a Lions’ Foundation trustee.

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

William R. Garth — Bill serves as director of finance for Indeck Energy Services, Inc. located in Buffalo Grove, Illinois.  Indeck is a privately held developer, owner and operator of renewable and conventional energy projects.  Bill has more than 14 years of experience in the energy industry and has been employed by Indeck since 1994.  He oversees Indeck’s financial analysis, modeling, and budgeting efforts, and he has a successful track record in all aspects of energy project development, including business development, project finance, acquisitions, contract restructuring and asset management.  Prior to joining Indeck, Bill was employed from 1991 to 1994 as a mechanical design engineer for the Superconducting Super Collider and from 1989 to 1991 as an industrial engineer for General Dynamics.  He holds an MBA from the University of Dallas and a BSIE from Purdue University.

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

Daniel J. Oh — Dan is president and chief operating officer of REG and is an officer of a number of subsidiaries and affiliates of REG.  He has served as the chief operating officer of REG since 2007 and served as chief financial officer from 2006 to 2007.  From 2004 to 2006 he was employed by ABG, Inc., an agribusiness consulting firm, including as associate director and vice president.  Prior to joining ABG, beginning in 2001 he held several different positions with Eli Lilly and Company, a global pharmaceutical company.  From 2000 to 2001 he served as a consultant with McKinsey & Company.  From 1987 to 1998 Dan was an officer in the U.S. Army, earning the rank of major. He is a graduate of the United States Military Academy at West Point and has an MBA degree from the University of Chicago.

David D. Shockey — David is a partner and attorney with the firm of Shockey & Cox LLC based in Freeport, Illinois, where his practice deals principally with real estate, estate planning, and business planning.  He has practiced in Freeport since 1983 and was associated with Schmelzle & Kroeger Law Offices until 2002 when Shockey & Cox was formed.  Dave earned his B.S. in Agriculture and J.D. of Law from the University of Illinois in Champaign/Urbana.  He currently serves on the Highland Community College Board of Trustees, is a member of the board of the Freeport Area Economic Development Foundation and is involved in numerous civic organizations including Rotary, Freeport Art Museum, Jane Addamsland Park Foundation, Dakota Opportunities in Education Foundation and First Baptist Church.

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

Dennis C. Wilke — Dennis lives near Durand, Illinois, where he operates a cash grain farming operation and trucking business.  A graduate of Durand HS, Dennis is supervisor for Harrison Township after serving as trustee for two years, and he also serves as a director of Durand State Bank.  He was a board member for Durand School District #322 from 1985-93 and 1997-2001, serving as president from 1991-93.  Dennis also served on the Winnebago County Farm Bureau board of directors from 1980-86 where he was president from 1983-86.  Dennis is a 1981 graduate of the Illinois Farm Bureau Agricultural Leaders of Tomorrow (ALOT) leadership development program.

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

Committees of the Board of Managers

Our board of managers has established two separate standing committees: an executive committee and an audit committee.  Copies of the charters of these committees are available upon request to us.   The composition and function of the committees are set forth below.

Our executive committee exercises delegated responsibilities of the board of managers between regular meetings of the board of managers and as otherwise directed by the board.  Ronald L. Mapes (Chair), Jon Rosenstiel, Ronald Fluegel, Quentin H. Davis and Criss Davis are presently serving as the members of our executive committee.

The audit committee selects our independent auditors, reviews the scope of audit and other services by the independent auditors, reviews our accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  Ronald Fluegel (Chair) and Dennis C. Wilke are presently serving as the members of the audit committee.

Our board of managers has determined that we do not have an audit committee financial expert serving on our audit committee.   We were organized and the development of our company has been led by our current managers who did not include an individual who would qualify as audit committee financial expert.  Our board of managers did not deem it appropriate to make any change in our board of managers during our development and financing phase.  Our board of managers has determined to defer consideration of whether it is appropriate to add an audit committee financial expert to our board of managers and audit committee until after we have commenced commercial operations.  Our next election of managers is expected to take place at our annual meeting in April 2009.

We may establish additional committees in the future.  Additional committees may include a compensation committee, a nominating committee and other committees in the discretion of the board of managers.

At the present time, our board of managers has not established a nominating committee or specific criteria by which to consider potential nominees for the board.  The board has deferred appointment of a nominating committee until after we have commenced commercial operations.  Until then, the board has considered it appropriate for all board members to participate in the nomination of managers to serve on the board.   In general, the board has considered the business and agricultural background of potential board members, their skills and expertise in the light of the diversity of experience needed by the board, and their willingness to serve and devote the time necessary to lead our company during the period of its development.  We have not engaged a third-party search firm to assist us in identifying potential manager candidates, but we may choose to do so in the future.

Executive Officers and Plant Management

We have not hired a chief executive officer or chief financial officer but may do so in the future.  We have signed an agreement with REG Services to provide general management for our plant and operations.  REG Services has provided a general manager, plant manager and other qualified operations personnel for our plant.  REG Services also assists with our financial affairs and reporting.  Our board of managers has continued to be responsible for the overall administration of our company and oversight of plant management provided by REG Services.  The board is assisted by our project manager, Ebenezer Management, LLC, which works in conjunction with REG Services in overseeing our financial affairs and monitoring the completion and operation of our plant.

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

Item 11.   EXECUTIVE COMPENSATION

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

The following table set forth all compensation paid or payable by us during the last three years to our Chair who  presently serves as our principal executive officer and to our Treasurer who presently serves as our principal financial officer.

Summary Compensation Table

				Long Term Compensation
		Annual Compensation		Awards	Payouts
Name & Principal Position	Year	Salary	Bonus	Units Underlying Warrants	LTIP Payouts
Ronald L. Mapes, Chair	2006	$0	$0	$50,000	$0
(principal executive officer)	2005	$0	$0	$0	$0
	2004	$0	$0	$0	$0

Ronald Fluegel, Treasurer	2006	$0	$0	$50,000	$0
(principal financial officer)	2005	$0	$0	$0	$0
	2004	$0	$0	$0	$0

Other than for per diem and expense reimbursement, we do not pay our managers any cash compensation for acting in their capacity as managers, although we may do so in the future.  Managers may be reimbursed for reasonable expenses incurred in carrying out their duties as managers, including mileage reimbursement for travel to meetings.

On June 30, 2006, each member of our board of managers was granted warrants for the purchase of 50,000 of our Class A Units, amounting to an aggregate of 650,000 units.  The warrants are exercisable at an exercise price of $1.00 per unit.  The warrants became exercisable upon the commencement of operations of our plant on December 20, 2008 and will remain exercisable until December 20, 2009.  We may in the future issue Class A Units or units of another class, or options or additional warrants to purchase such units, to managers as compensation.  We have not adopted any plan or policy for such compensation.  We may compensate our managers for services provided in a capacity other than as a manager, provided that the disinterested managers on our board shall establish this compensation.

Outstanding Equity Awards at December 31, 2008

	Warrants
	Number of Units Underlying Unexercised Warrants
Name	Exercisable	Unexercisable	Percent of Total	Exercise Price Per Unit	Warrant Expiration Date
Ronald L. Mapes	0	50,000	7.7%	$1.00		(1)
Ronald Fluegel	0	50,000	7.7%	$1.00		(1)

(1)                                  The warrants became exercisable upon the commencement of operations of our plant on December 20, 2008 and will remain exercisable until December 20, 2009.

The board of managers has deferred the establishment of a compensation committee until executive management is hired.  Compensation decisions with respect to members of the board of managers in their manager or officer roles are made by the board as a whole.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of March 31, 2009 with respect to the beneficial ownership of our  Class A Units by each of our managers and executive officers, all of our managers and executive officers as a group, and each person or entity known by us to be the beneficial owner of more than 5% of our issued and outstanding units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Outstanding Units (2)

Managers and Executive Officers:

Ronald L. Mapes(3) (4)	90,000	*
Jon Rosenstiel(3)	75,000	*
Ronald Fluegel(3) (4)	100,000	*
Quentin H. Davis(3) (5)	80,000	*
Gary J. Bocker(3) (5)	150,000	*
Criss Davis(3) (6)	100,000	*
William Garth(7)	1,012,500	6.1%
Karl Lawfer(3)	75,000	*
Daniel J. Oh(8)	1,562,850	9.4%
David D. Shockey(3)	75,000	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Outstanding Units (2)

Brad Smith(3)	80,000	*
Dennis C. Wilke(3) (4)	80,000	*
Marvin Wurster(3) (4)	100,000	*

All managers and executive officers as a group(9)	3.580,350	20.8%

Beneficial Owners of more than 5% of Units:

Indeck Energy, Inc.	1,000,000	6.0%

REG Ventures, LLC (10)	1,562,850	9.4%

*  Less than 1%.

(1)          Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the units.

(2)          Units not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person.

(3)          Includes units issuable upon the exercise of warrants for the purchase of 50,000 units at $1.00 per unit.

(4)          Includes units owned in joint tenancy with spouse.

(5)          Includes units owned by a trust over which he exercises sole voting and investment control.

(6)          Includes units owned by a trust over which he exercises shared voting and investment control with his spouse.

(7)          Includes 12,500 units owned individually by Mr. Garth and 1,000,000 units owned by Indeck Energy, Inc., for which Mr. Garth serves as director of finance.

(8)          Mr. Oh is an officer of Renewable Energy Group, Inc. which is the indirect beneficial owner of the units listed.

(9)          Includes units issuable upon the exercise of warrants for the purchase of 550,000 units at $1.00 per unit.

(10)    Includes units issuable upon the exercise of warrants for the purchase of 20,626 units at $0.01 per unit.  Units and warrants are owned by REG Ventures, LLC, which is a wholly-owned subsidiary of Renewable Energy Group, Inc.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

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

Except as stated below, there have been no transactions during the past two years, and there are no proposed transactions, to which we were or are to be a party and the amount involved exceeds $120,000, in which any manager, executive officer, nominee to be a manager, holder of 5% or more of our outstanding units or member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

 On June 30, 2006 our board of managers approved execution of an option agreement with the Freeport Area Economic Development Foundation, an Illinois not-for-profit corporation, giving us the option to purchase a proposed plant site in the Mill Race Industrial Park in Freeport, Illinois.  The option allowed us to acquire that site at a purchase price of $347,100. The option was signed on June 20, 2006 and provided for option payments of $825 per month commencing August 1, 2006.  Three of our managers at the time, Quentin Davis, Dennis Hamilton and David Shockey, were also members of the board of directors of the Foundation.  As a consequence of that relationship, on October 27, 2006, our board of managers ratified the execution of the option agreement following disclosure by the three managers of their relationship with the Foundation and a finding by the remaining members of our board that the terms of the transaction were fair and reasonable to us.  The three conflicted managers abstained from voting on the ratification motion and the ratification was approved by a unanimous vote of the remaining members of our board of managers.  Thereafter, on six occasions, including five occasions in 2007, our board of managers approved amendments to the option agreement extending the expiration date of the option.  In each case, the three conflicted managers abstained from voting on the motions to approve the amendments and the amendments were approved by a unanimous vote of the remaining members of our board of managers voting on the motion.  Messrs Davis, Hamilton and Shockey had no personal financial interest in the Foundation or the transaction.  Because we did not locate our plant at the site covered by the option, we allowed the option to lapse.

Renewable Energy Group, Inc. acquired 1,000,000 of our Class A Units in our offering of units which closed on February 14, 2008.  We have also issued an additional 542,224 units to REG Ventures, LLC, a wholly-owned subsidiary of REG in lieu of payment of interest in cash under a subordinated loan agreement dated May 9, 2008 (the “REG Loan Agreement”) with REG Ventures.  Based on units outstanding on March 31, 2009, REG is the beneficial owner of an aggregate of 1,542,224 of our Class A Units which represents 9.3% of our outstanding Class A Units.  In addition, under a management and operational services agreement (the “REG Services Agreement”) dated May 9, 2008 between Blackhawk and two REG subsidiaries, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”), REG Services is entitled to appoint one member to our board of managers.  Although these and related agreements were integral to the establishment of a related party relationship with REG and its affiliates, the effect of all agreements with REG and its affiliates is summarized below.

On March 14, 2008 we entered into a Purchase Agreement (the “Purchase Agreement”) with Biofuels Company of America, LLC (“BCA”) to acquire the under-construction assets of our biodiesel plant in Danville, Illinois.  REG was a party to the Purchase Agreement and the transaction which closed on May 12, 2008.  The consideration paid to BCA in the transaction included 1,980,488 shares of common stock of REG.  Pursuant to a the REG loan agreement, we issued to REG Ventures a convertible promissory note in the principal amount of $21,700,000 as payment for the REG common stock delivered to BCA and for an additional 127,273 shares of series B preferred stock of REG issued to Bunge North America, Inc. (“Bunge”) in consideration for Bunge’s agreement to enter into an Oil Feedstock Supply Agreement with us. Interest under the REG Loan Agreement is based on LIBOR plus 5% and the note is due May 9, 2013.  We may, if we wish, pay interest due in our Class A Units at a rate of $2.00 per unit.  Our obligations to REG  Ventures are secured on a subordinated basis by substantially all of our assets.  The note is convertible into our Class A Units at a conversion price of $2.00 per unit upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note.

We also entered into a a Design-Build Agreement dated May 9, 2008 (the “Design-Build Agreement”).with REG Construction & Technology Group, LLC, another subsidiary of REG, for further construction on the Danville plant.  This construction was completed on March 23, 2009 at a total cost $11,747,633.

To provide for management of our Danville plant, we entered into a Management and Operational Services Agreement (the “REG Services Agreement”) dated May 9, 2008 with two other REG suibsidiaries, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”).   Under the REG Services Agreement, REG Services and REG Marketing have responsibility for the overall management of our plant, placement of a general manager and an operations manager at the plant, procurement of feedstocks necessary for the operation of the facility, marketing of our production of biodiesel and glycerin and performance of administrative, sales and marketing functions for us.  REG Services has the responsibility under the REG Services Agreement to manage the supply of soybean oil, other vegetable oils and animal fat feedstocks for our use.  Feedstock procurement will include consideration of ways to assure the supply and price of feedstocks, which might include supply or purchase agreements and hedging instruments and accounts.  The REG Services Agreement also provides for REG Marketing to market the biodiesel and glycerin produced by us, which may be marketed under REG’s Soypower trade name.  The REG Services Agreement provides for compensation to REG Services in an amount of $75,000 per month plus $.0425 per gallon of biodiesel produced, in each case subject to a consumer price index escalator, plus a bonus of 6% of our net income.  In addition, we are paying additional compensation to REG Services for testing and start-up services in the amount of $483,000 and will pay for any additional services provided by REG Services beyond the scope of the Services Agreement.  In addition, the REG Services Agreement provides for the extension of trade credit by REG Marketing to us in connection with the sale of biodiesel by us or on our behalf.  The trade credit is secured by our receivables.  The REG Services Agreement also provides that REG Services is entitled to appoint one member to our board of managers.  The REG Services Agreement will remain in force for five years after our plant first produces biodiesel for sale and will continue thereafter unless one of the parties gives 24 months notice to terminate the agreement.

We also issued a Unit Purchase Warrant dated May 9, 2008 to REG Ventures, LLC, for the purchase of 51,563 of our Class A Units at an exercise price of $.01 per unit.  The warrant was issued in consideration of REG providing a guaranty for a portion of our obligations under our long-term Loan Agreement with Fifth Third Bank.  The warrant is exercisable upon issuance to the extent of 20% of the units covered thereby and is exercisable for an additional 20% of the units on the first four anniversaries of the date of issuance of the warrant.

Copies of the foregoing agreements with REG and its affiliates were filed with the Securities and Exchange Commission as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  The descriptions of these agreements are qualified in their entirety by reference to the full text of the agreements.

The charter of our Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions we enter into in which an officer, manager or any member holding greater than 5% or any affiliate of these persons has a direct or indirect material interest.  Our Code of Business Conduct and Ethics, which is applicable to all of our employees and managers, also prohibits our employees, including our executive officers, and our managers from engaging in conflict of interest transactions.  Requests for waivers by our executive officers and managers from the provisions of, or requests for consents by our executive officers and managers under, our Code of Business Conduct and Ethics must be made to the Audit Committee.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Boulay, Heutmaker, Zibell & Co. P.L.L.P., as our independent registered public accountants for the year ended December 31, 2008 and year ended December 31, 2007, are as follows:

Category	Fiscal Year	Fees

Audit Fees(1)	2008	$65,452
	2007	$70,695

Audit Related Fees(2)	2008	$7,100
	2007	—

Tax Related Services(3)	2008	$410
	2007	—

Total Fees	2008	$72,962
	2007	$70,695

(1) Audit fees include an audit of our financial statements, reviews of our quarterly financial statements, reviews of our registration statement filed on Form SB-2 and related amendments, other services related to SEC matters, and discussions with our management and audit committee.

(2) Audit related fees relate to assurance and related consulting services that are reasonably related to the performance of the audit of our financial statements that are not included in audit fees.  Review of and consulting regarding Sarbanes-Oxley testing is also included in this total.

(3) Tax related services include professional services rendered in connection with tax planning and compliance.

Prior to engagement of the principal independent registered public accountants to perform audit services for us, the principal accountant was pre-approved by our audit committee pursuant to our policy requiring such approval.

PART IV

Item 15.   EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

3.2	Amended and Restated Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.1	Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated March 14, 2008 (1)

10.2

First Amendment to Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated May 1, 2008 (1)

10.3	Loan Agreement between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.4	Construction/Term Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008 (1)

10.5	Revolving Credit Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008 (1)

10.6	Security Agreement between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.7	Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.8	Subordinated Loan Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.9	Convertible Secured Subordinated Note of the Registrant to REG Ventures, LLC dated May 9, 2008 (1)

10.10	Security Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.11	Subordinated Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.12	Warrant from the Registrant to REG Ventures, LLC dated May 9, 2008 (1)

10.13	Amended and Restated Ground Lease Agreement between Biofuels Company of America, LLC and Bunge Milling, Inc. dated November 3, 2006 (1)

10.14

First Amendment, Assignment and Assumption and Consent to Assignment of Ground Lease and Conveyance of Leasehold Improvements among the Registrant, Bunge Milling, Inc. and Biofuels Company of America, LLC dated May 9, 2008 (1)

10.15	Standard Form of Design-Build Agreement and General Conditions between Owner and Contractor between the Registrant and REG Construction and Technology Group, LLC (1)

10.16	Oil Feedstock Supply Agreement among the Registrant, Renewable Energy Group, Inc. and Bunge North America, Inc. dated May 9, 2008 (1)(2)

10.17	Services Agreement between the Registrant and Bunge North America, Inc. dated May 9, 2008 (1)(2)

10.18	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated May 9, 2008 (1)

10.19

Form of Warrant issued to members of the board of managers and executive officers of the Registrant. (Incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form SB-2, File No. 333-136353.)

*10.20	Agreement between the Registrant and Ebenezer Mgmt, LLC dated April 22, 2008.

*10.21	Warrant issued to Ebenezer Mgmt, LLC dated May 2, 2008.

14.1	Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit No. 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

*31.1	Certification pursuant to 17 CFR 240 15d-14(a).

*31.2	Certification pursuant to 17 CFR 240 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350.

*32.2	Certification pursuant to 18 U.S.C. Section 1350.

*   Filed or amended herewith

(1)     Incorporated by reference to an exhibit of the same number filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(2)  Certain material has been omitted from this exhibit in accordance with a request for confidential treatment, which has been granted, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  The omitted material has been filed separately with the Commission.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: April 6, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair and Manager
(Principal Executive Officer)

Date: April 6, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer and Manager (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Ronald L. Mapes, Jon Rosenstiel and Quentin H. Davis, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Blackhawk Biofuels, LLC and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them and their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair and Manager
(Principal Executive Officer)

Date: April 6, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer and Manager (Principal Financial and Accounting Officer)

Date: April 6, 2009	/s/ JON ROSENSTIEL
Jon Rosenstiel
Manager

Date: April 6, 2009	/s/ QUENTIN H. DAVIS
Quentin H. Davis
Manager

Date: April 6, 2009	/s/ GARY J. BOCKER
Gary J. Bocker
Manager

Date: April 6, 2009	/s/ CRISS DAVIS
Criss Davis
Manager

Date: April 6, 2009	/s/ WILLIAM R. GARTH
William R. Garth
Manager

Date: April 6, 2009	/s/ KARL LAWFER
Karl Lawfer
Manager

Date: April 6, 2009	/s/ DANIEL J. OH
Daniel J. Oh
Manager

Date: April 6, 2009	/s/ DAVID D. SHOCKEY
David D. Shockey
Manager

Date: April 6, 2009	/s/ BRAD SMITH
Brad Smith
Manager

Date: April 6, 2009	/s/ DENNIS C. WILKE
Dennis C. Wilke
Manager

Date: April 6, 2009	/s/ MARVIN WURSTER
Marvin Wurster
Manager

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The registrant expects to send an annual report and proxy material to its security holders shortly after the filing of this annual report with the Commission.  Copies of such annual report and proxy material will be furnished to the Commission promptly upon mailing to security holders.

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description
3.1	Certificate of Formation. (Incorporated by reference to Exhibit No. 3.1 to our Registration Statement on Form SB-2, File No. 333-136353.)

3.2	Amended and Restated Limited Liability Company Agreement. (Incorporated by reference to Exhibit No. 3.2 to our Registration Statement on Form SB-2, File No. 333-136353.)

10.1	Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated March 14, 2008 (1)

10.2

First Amendment to Asset Purchase Agreement among the Registrant, Renewable Energy Group, Inc., Biofuels Company of America, LLC, Biodiesel Investment Group, LLC and Bunge North America, Inc., dated May 1, 2008 (1)

10.3	Loan Agreement between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.4	Construction/Term Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008 (1)

10.5	Revolving Credit Loan Note of the Registrant to Fifth Third Bank dated May 9, 2008 (1)

10.6	Security Agreement between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.7	Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and Fifth Third Bank dated May 9, 2008 (1)

10.8	Subordinated Loan Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.9	Convertible Secured Subordinated Note of the Registrant to REG Ventures, LLC dated May 9, 2008 (1)

10.10	Security Agreement between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.11	Subordinated Mortgage of Leasehold, Security Agreement, Assignment of Rents and Leases and Fixture Filing between the Registrant and REG Ventures, LLC dated May 9, 2008 (1)

10.12	Warrant from the Registrant to REG Ventures, LLC dated May 9, 2008 (1)

10.13	Amended and Restated Ground Lease Agreement between Biofuels Company of America, LLC and Bunge Milling, Inc. dated November 3, 2006 (1)

10.14

First Amendment, Assignment and Assumption and Consent to Assignment of Ground Lease and Conveyance of Leasehold Improvements among the Registrant, Bunge Milling, Inc. and Biofuels Company of America, LLC dated May 9, 2008 (1)

10.15	Standard Form of Design-Build Agreement and General Conditions between Owner and Contractor between the Registrant and REG Construction and Technology Group, LLC (1)

10.16	Oil Feedstock Supply Agreement among the Registrant, Renewable Energy Group, Inc. and Bunge North America, Inc. dated May 9, 2008 (1)(2)

10.17	Services Agreement between the Registrant and Bunge North America, Inc. dated May 9, 2008 (1)(2)

10.18	Management and Operational Services Agreement between the Registrant and REG Services Group, LLC and REG Marketing and Logistics Group, LLC dated May 9, 2008 (1)

10.19

Form of Warrant issued to members of the board of managers and executive officers of the Registrant. (Incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form SB-2, File No. 333-136353.)

*10.20	Agreement between the Registrant and Ebenezer Mgmt, LLC dated April 22, 2008.

*10.21	Warrant issued to Ebenezer Mgmt, LLC dated May 2, 2008.

14.1	Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit No. 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.)

*31.1	Certification pursuant to 17 CFR 240 15d-14(a).

*31.2	Certification pursuant to 17 CFR 240 15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350.

*32.2	Certification pursuant to 18 U.S.C. Section 1350.

*   Filed or amended herewith

(1)     Incorporated by reference to an exhibit of the same number filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(2)  Certain material has been omitted from this exhibit in accordance with a request for confidential treatment, which has been granted, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  The omitted material has been filed separately with the Commission.