Form 10-Q
period 2009-03-31
Blackhawk Biofuels, LLC
filed 2009-05-29
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission file number 000-53651

BLACKHAWK BIOFUELS, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-2760722
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

210 West Spring Street

Freeport, Illinois 61032

(Address of principal executive offices)

(815) 235-2461

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial statements.

BLACKHAWK BIOFUELS, LLC

Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash	$543,668	$730,234
Restricted cash	3,156,928	6,844,804
Federal blenders credit	49,733	—
Accounts receivables - related party	1,355,577	—
Other receivables	200,000	200,000
Inventories	114,022	1,322,856
Deposits	4,000	—
Prepaid expenses	135,564	168,636
Total current assets	5,559,492	9,266,530

Property, Plant and Equipment
Buildings	23,350,785	11,553,691
Computers and office equipment	161,665	161,665
Plant and process equipment	37,341,413	36,809,408
Site improvements	5,457,677	5,457,677
Construction in process	—	10,119,296
Total property, plant and equipment	66,311,540	64,101,737
Less accumulated depreciation	1,002,156	204,920
Net property, plant and equipment	65,309,384	63,896,817

Other Assets
Debt issuance costs, net of amortization	337,728	368,431
Total other assets	337,728	368,431

Total Assets	$71,206,604	$73,531,778

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$2,465,004	$1,848,753
Line of credit	880,000	—
Accounts payable	438,765	278,309
Accounts payable - related party	198,271	—
Construction payable	228,859	—
Construction payable - related party	1,324,640	2,109,985
Commodity derivative instruments, at fair value	14,759	95,712
Interest rate swap, at fair value	1,426,513	1,413,037
Accrued purchases	71,625	58,216
Accrued interest	432,517	567,899
Total current liabilities	7,480,953	6,371,911

Long-Term Debt, net of $84,709 and $89,771 unamortized debt discount at March 31, 2009 and December 31, 2008, respectively	43,800,287	44,411,476

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,619,474 and 16,404,267 units outstanding at March 31, 2009 and December 31, 2008, respectively	29,064,971	28,634,557
Additional paid in capital	990,124	990,124
Deficit accumulated	(10,129,731)	(6,876,290)
Total members’ equity	19,925,364	22,748,391

Total Liabilities and Members’ Equity	$71,206,604	$73,531,778

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$1,864,621	$—
Federal incentives	49,733	—
Total	1,914,354	—

Cost of Goods Sold, including change in fair value of commodities derivative instruments	2,912,189	—

Gross Loss	(997,835)	—

Operating Expenses
Professional fees	355,628	307,064
General and administrative	1,164,448	251,797
Total	1,520,076	558,861

Operating Loss	(2,517,911)	(558,861)

Other Income (Expense)
Other income	3,536	—
Interest income	3,070	745,722
Change in fair value of interest rate swap agreement	(13,476)	—
Interest expense	(728,660)	(741)
Total	(735,530)	744,981

Net Income (Loss)	$(3,253,441)	$186,120

Weighted Average Units Outstanding- Basic	16,522,284	5,982,615

Net Income (Loss) Per Unit - Basic	$(0.19)	$0.03

Weighted Average Units Outstanding- Diluted	16,522,284	6,015,115

Net Income (Loss) Per Unit - Diluted	$(0.19)	$0.03

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(3,253,441)	$186,120
Adjustments to reconcile net income (loss) to net cash from operations:
Compensation recognized from warrant issuance	—	55,650
Depreciation and amortization	833,001	174
Unrealized loss on commodities derivative instruments	6,755	—
Change in fair value of interest rate swap	209,512	—
Change in assets and liabilities:
Accounts receivable - related party	(1,355,577)	50,000
Federal blenders credit	(49,733)	—
Deposits	(4,000)	—
Inventories	1,208,834	—
Prepaid expenses	33,072	(45,564)
Accounts payable	120,860	(51,720)
Accounts payable - related party	237,867	—
Accrued expenses	308,441	151,730
Construction payable	—	(358,020)
Commodities derivative instruments	(87,708)	—
Cash settlements of interest rate swap	(196,036)	—
Net cash used in operating activities	(1,988,153)	(11,630)

Cash Flows from Investing Activities
Capital expenditures	(2,766,289)	(1,998)
Net cash used in investing activities	(2,766,289)	(1,998)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(67,217)
Member contributions received	—	25,102,000
Proceeds from line of credit	880,000	—
Payments for cost of raising capital	—	(57,396)
Change in restricted cash	3,687,876	(22,748,817)
Forfeited deposit	—	2,500
Net cash provided by financing activities	4,567,876	2,231,070

Net Increase (Decrease) in Cash	(186,566)	2,217,442

Cash – Beginning of Period	730,234	7,042

Cash – End of Period	$543,668	$2,224,484

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$828,277	$741

Supplemental Disclosure of Noncash Investing and Financing Activities
Cost of raising capital included in accounts payable	$—	$29,221
Construction costs included in construction payable	$1,553,499	$—
Deferred offering cost offset against equity	$—	$656,411
Units issued to pay accrued interest	$430,414	$—

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2008, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Nature of Business

The Company, which anticipated its plant location to be in Stephenson County, Illinois, was organized to fund and construct a 30 million gallon biodiesel production facility.  The Company was formed on April 28, 2005 to have an indefinite life.

As of March 14, 2008, the Company abandoned the aforementioned project and purchased the under construction assets of an existing project located in Danville, Illinois (the plant) from an unrelated third party. This existing project was organized by the unrelated party to fund and construct a 45 million gallon biodiesel production facility.  The Company completed the construction of the plant and placed the assets into service in December 2008. The Company was in development stage until January 2009, when the Company commenced operations.  The Company’s animal fat production facility became operational in March 2009.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters; useful life of property, plant and equipment; valuation of derivatives, inventory and property, plant and equipment, share-based compensation, the allocation of construction in process and other contingencies. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

Revenue Recognition

Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

The Company is a registered blender of gasoline, diesel fuel, or kerosene outside the bulk transfer/terminal system pursuant to Internal Revenue Code Section 4101.  The Company blends a portion of its finished biodiesel with .01% diesel fuel prior to sale to its customers, to produce B99.9 biodiesel.  Those sales are eligible for a $1.00 federal tax refund (Federal Blenders Credit).  The blenders credit is recorded in revenues once it is earned, and the application for the credit is filed.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled $3,156,928 and $6,844,804 at March 31, 2009 and December 31, 2008, respectively.  The project funds to facilitate the construction of the plant and the animal fat processing facility have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender (See Note 5).  As of March 31, 2009 and December 31, 2008 there are no other bank or legal restrictions on this cash.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At March 31, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least reasonably possible this estimate will change in the future.

One related party customer comprised 100% of trade accounts receivable at March 31, 2009.  Among other services, the related party provides management services for the Company.

This related party is also engaged to sell substantially all of the Company’s biodiesel, and its by-products, namely glycerin and fatty acid.  The marketer handles nearly all sales functions including billing, logistics, and sales pricing.  Once biodiesel and glycerin is shipped, the marketer assumes the risk of payment from the consumer and handles all delinquent payment issues.

Capitalized Interest

The Company’s policy is to capitalize interest incurred on debt during the construction of the plant exceeding one year as guided by SFAS 34, Capitalization of Interest Costs.  As of March 31, 2009 and December 31, 2008, approximately $1,767,000 of incurred interest cost was capitalized as construction in process and allocated to the assets placed into service.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.  At March 31, 2009 and December 31, 2008, inventories consisted mainly of raw materials.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In 2008, the Company completed construction of its biodiesel production facilities, with installed capacity of 45 million gallons per year. The carrying value of these facilities at March 31, 2009 was approximately $65 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the biodiesel industry, the future price of feedstocks in relation to the future price of biodiesel and the overall demand in relation to production and supply capacity.

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants and unit options, representing 801,563 equivalent units at March 31, 2009 are not considered in the fully diluted calculation since they are anti-dilutive.  As of March 31, 2008, 32,500 equivalent units representing vested warrants were included as diluted units outstanding.

2.  MEMBERS’ EQUITY

The Company was capitalized by 108 members contributing a total of $3,500,000 for 3,500,000 units.  These contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 3,500,000 units at a cost of $1.00 per unit for a maximum of $3,500,000.  Each investor was required to purchase a minimum of 25,000 units for a minimum investment of $25,000 and had the option to purchase additional units in increments of 2,500 units thereafter.  This offering was closed and the units were issued on April 12, 2006.  The total amount raised in the offering and released from escrow as March 14, 2008, the date the Company broke escrow, totaled $25,102,000 for the issuance of 12,551,000 units.  These funds were used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

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

Pursuant to the terms of the subordinated debt agreement with Renewable Energy Group (REG), on August 13, 2008, the Company issued 119,937 units to REG as payment of the interest accrued on the subordinated debt (See Note 5) through June 30, 2008, which totaled $239,900.  On October 8, 2008, the Company issued 207,080 units to REG as payment for the interest accrued July through September 30, 2008, which totaled $414,100. The Company issued 215,207 units to REG in January 2009 for the interest accrued October through December 31, 2008 in the amount of $430,414.  Subsequent to March 31, 2009, the Company issued an additional 147,982 units to pay interest due and accrued as of March 31, 2009.

3. DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

During the first quarter of 2008, the FASB issued FASB Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective with the first quarter of 2009.

As of March 31, 2009, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

Commodity Contracts

At March 31, 2009, the Company was engaged in heating oil and soy oil commodity-based derivatives totaling approximately $15,000, recognized as a current liability, in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of biodiesel to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.  Derivative instruments changes in fair market value are included in cost of goods sold.

Interest Rate Contracts

The Company manages its floating rate debt using interest rate swaps. The Company will enter into fixed rate swaps to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At March 31, 2009, the Company had outstanding approximately $24.65 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in change in fair value of interest rate swap agreement.  This swap matures November 3, 2011.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements

March 31, 2009 and December 31, 2008

The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
As of March 31	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative not designated as hedging instruments under Statement 133

Commodities derivative instruments		$—	Commodity derivative instruments	$14,759

Interest rate swap		—	Interest rate swap agreement	$1,426,513
Total derivatives not designated as hedging instruments Statement 133		$—		$1,441,272

Total Derivatives		$—		$1,441,272

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives – Three Months ended March 31, 2009
Commodities derivative instruments	Cost of goods sold	$80,953
Interest rate swap agreement	Change in fair value of interest rate swap	(13,476)
Total		$67,477

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

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

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 for financial instruments did not have a material effect on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2009.

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3

Interest rate swap	$(1,426,513)	$(1,426,513)	$—	$(1,426,513)	$—
Commodities derivative instruments	$(14,759)	$(14,759)	$(14,759)	$—	$—

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

Interest accrued on the outstanding balance of the loan at March 31, 2009 and December 31, 2008 at 3.25% and 4.65%, respectively.  The term note will mature on November 3, 2011. Fixed principal payments totaling $205,417 plus applicable interest will commence during April 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date.  The Company is subject to certain financial covenants beginning June 30, 2009.  The Company is currently in negotiations with the third party lender to amend and extend existing agreements through a proposed term sheet; the term sheet is not yet final as of May 15, 2009. As of May 15, 2009, the Company has made all principal and interest payments on the loan, the second principal payment was returned by the

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

bank to the Company to assist liquidity as they continue negotiations to amend the current loan agreement.

The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The Company had a balance of $880,000 at March 31, 2009.  At March 31, 2009, the Company accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 3.50%.  The revolving note matured May 8, 2009.  The company is currently in negotiations the third party lender to extend the revolving line of credit to December 31, 2009.  In addition, the third party lender has proposed an interest rate change to the 30-day LIBOR plus 375 basis points.  The proposed terms have not yet been approved final by the Company nor the third party lender.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.   The Company must meet certain debt covenants per the terms of the agreement with the bank; however these covenants are not applicable to the Company until the period end June 30, 2009.

The Company entered into an interest rate swap agreement in relation with the aforementioned Loan agreement in May 2008.  The swap agreement effectively fixes the Company’s interest rate at 3.67% on a notional amount of $24,650,000 of the Company’s Loan agreement through November 2011.  The fair market value of the interest rate swap agreement was approximately $1,426,000 and $1,413,000 and is recorded as a liability as of March 31, 2009 and December 31, 2008, respectively.  The interest rate swap agreement is not designated as a cash flow or fair value hedge.

Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as change in fair value of interest rate swap agreement.

On May 9, 2008, in conjunction with the acquisition of the assets related to the biodiesel project in Danville, Illinois, the Company entered into a Subordinated Loan Agreement with REG in the amount of $21,700,000 (subordinated loan) for the purpose of funding construction of the Danville, Illinois project. The subordinated loan was principally in payment for 1,980,488 shares of common stock of REG and for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 8). The outstanding principal and interest accrued related to the note will be due in full on May 9, 2013.

On May 2, 2008, the Company issued a warrant to purchase 51,563 Class A Units at $.01 per unit to a related party as part of the subordinated loan agreement.  The warrant was issued to REG in consideration of providing a guaranty for a portion of the Company’s obligations under its Loan agreement with the unrelated third party lender as aforementioned.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized at the date of issuance and was amortized and capitalized to construction in process during the construction phase.  As completion of the plant was established in January 2009, the discount is being amortized to interest expense over the remaining life of the loan.  As of March 31, 2009, a total of $12,881 of amortization was capitalized as buildings of which these costs were capitalized during the year ended December 31, 2008.  Total amortization expense for the period ending March 31, 2009 totaled approximately $36,000.

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008.  The applicable interest rate at March 31, 2009 and December 31, 2008 totaled 5.50% and 6.91%, respectively.  All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note permits the Company to pay interest in cash or in the form of units valued at $2.00 per unit.  As of March 31, 2009 and December 31, 2008, the Company has issued 542,224 and 327,017, respectively, units to REG (See Note 2).  Subsequent to March 31, 2009, the Company issued an additional 147,982 shares to pay the interest. The note is secured with a subordinated mortgage security.

Long-term debt, as discussed above and excluding the debt discount of $84,709, consists of the following at March 31, 2009:

Construction note	$24,650,000
Subordinated debt	21,700,000
Totals	46,350,000
Less amounts due within one year	2,465,004

Net long-term debt	$43,884,996

The estimated maturities of long-term debt at March 31, 2009 are as follows:

2009	$2,465,004
2010	2,465,004
2011	19,719,992
2012	—
2013	21,700,000

Total long-term debt	$46,350,000

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

The long-term debt is net of the debt discount for outstanding warrant options available to REG totaling $84,709 as of March 31, 2009.  Debt discount amortization recognized for the three months ended March 31, 2009 totaled $5,062, which is recorded in interest expense.

6.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into an asset purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.  Of that consideration, $250,000 and 97,561 shares of common stock in REG were placed in escrow to satisfy indemnification obligations which the seller may have to the Company under the Purchase Agreement.  The Company has assumed $24,650,000 of the sellers’ long-term debt by entering into a new loan agreement with the financial institution (See Note 5).

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility was built within the Danville, IL location. Construction on the animal fat processing plant is substantially complete at March 31, 2009 and the cost of the plant totaled $11,797,095.  The contract also includes a contingency amount totaling $903,306, which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,085,000, which was applied to the total contract price. A final payment, consisting of the unpaid balance of the contract price, has been billed to the company, a portion of which is included in construction payable at March 31, 2009 and December 31, 2008.

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. The accumulated fee for the three months ended March 31, 2009 totaled $71,625. Delivery payments are due each week for the total price of oil to be delivered under the applicable weekly estimate. For any oil not covered by specific orders or by a weekly estimate, the Company shall pay in advance the total price for such oil. Beginning October 1, 2008 and continuing for a six month period thereafter, the Company accepted delivery of and paid the unrelated third party for a minimum of 5.75 million pounds of oil. For all subsequent months during the term of the agreement, the Company must accept delivery of and pay for a minimum of 7 million pounds of oil.

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

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  In February 2007, the Company extended this agreement.  The contract required payments totaling $25,000, and an additional $25,000 in the form of units of the Company at the time construction begins, of which the Company

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

paid upon the purchase of the under-construction assets of the Danville plant.  The consultant was paid in the form of Company units for all scheduled payments discussed under the contract above.

Approximately $50,000 of compensation expense relating to the unit issuance was recognized in general and administrative expense on the statement of operations for the year ended December 31, 2008.

On May 9, 2008, the Company issued a warrant for the purchase of an additional 100,000 units to this outside consultant for services related to the project.  The warrant is exercisable at a purchase price of $2.00 per unit at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate. The related warrant-based compensation expense of $142,972 had been recognized as of December 31, 2008, when the plant commenced operations.

On May 9, 2008, pursuant to the acquisition of the assets of the Danville, Illinois project, the Company entered into a management and operational services agreement with REG.  The agreement provides for the overall management of the plant, including providing on-site general and operations managers, procurement of feedstocks as necessary for the operation of the plant, performing administrative, sales, and marketing functions, and other as needed services.  The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf. The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced and a flat fee of $75,000 per month.  The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage. The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale. As of March 31, 2009, the Company has expensed $483,000 related to this agreement.

On March 20, 2009, the Company entered into a toll process agreement with REG for the purpose of providing certain feedstock and other raw materials for production of biodiesel.  Under the agreement REG would provide for delivery of the feedstock and retain title to the goods at all times throughout the production process.  The Company will receive a set fee per gallon up to 2,500,000 produced and a reduced fee per gallon thereafter.  The agreement also waived the $.0425 per gallon sold payment payable to REG under the terms of the management and services agreement as noted above.  Payment under the terms of the agreement is dependant on the certification and testing of the finished product biodiesel.  The original agreement expired on May 3, 2009, however on April 27, 2009 the Company entered into a new agreement with REG through May 31, 2009.  The agreement had similar terms as the previous agreement mentioned above.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

7.  TRANSACTIONS WITH RELATED PARTIES

The Company entered into a design build and management and operational services agreement (See Note 6) in May 2008 with REG for the operation of the biodiesel plant, and additionally to perform the sales and marketing functions for the plant. REG is a member of the Company as of March 31, 2009 and December 31, 2008.

Transactions and balances with REG are as follows as of:

	March 31, 2009	December 31, 2008
Balance Sheet:
Accounts receivable	$1,355,577	$—
Accounts payable	198,271	—
Construction payable	1,324,640	2,109,985
Subordinated note payable	21,700,000	21,700,000
Accrued subordinated note interest payable	295,965	430,414

	March 31, 2009	March 31, 2008
Statement of Operations:
Purchases of finished product biodiesel	$—	$58,216
Purchases related to construction of the plant	—	9,094,988
Sales to related party	1,776,437	—
Tolling revenue	88,184	—
Management fees incurred	253,371	—

8. GOING CONCERN AND BIODIESEL UNCERTAINTIES

The biodiesel market has experienced significant declines during the recent year. The decreases have occurred in conjunction with the decline in most other major commodities and world financial markets in response to the current global economic crisis. This decrease has had a significant impact on the Company’s ability to meet working capital needs and run the plant at full capacity.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

As of March 31, 2009, the Company had available capital (cash plus borrowing capacity) of approximately $544,000. This included approximately $544,000 of cash on hand.  $2,000,000 is currently held in a restricted debt service fund with the bank which provides the bank the right to draw down any missed or failed payment. Additional reserve cash totaling approximately $1,157,000 at March 31, 2009 is held with the bank and is for the completion of construction of the plant.

The Company has a $5,000,000 revolving line of credit (See Note 5) with approximately $4,100,000 available, however the terms of the agreement require the Company to recognize a minimum gross margin, to be determined by the Lender, realized on each gallon of biodiesel before funding could occur.

Since December 31, 2008, due to market conditions, the plant has operated only sporadically. As a consequence, revenue in the first quarter is less than originally projected. This has caused the Company to utilize more cash than anticipated.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty related to their ability in 2009 and early 2010 to obtain funds from cash flows from operations, or bank financing that are sufficient for the liquidity needed for ongoing operations.

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

•                  Management has entered into a tolling agreement to provide a margin for processing feedstock owned and provided by third parties in biodiesel needed by those customers.

•                  Management is currently in negotiations with its lender to extend an additional debt facility in 2009 and to amend and extend existing agreements to assist with potential future working capital needs, as may be necessary.

•                  Management, with the completion of the animal fat process, has the ability to increase production in the area of the currently lower input costs, soy oil or animal fat.

•                  Execution of merger agreement with REG.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009 and December 31, 2008

9. MERGER AGREEMENT

On May 11, 2009, the Company entered into a definitive agreement and plan of merger with REG, for the consolidation and operation of the Company’s commercial-scale biodiesel production facility with the operations of REG and two other biodiesel production companies.  The Company will be incorporated and consolidated into a new holding company, which has been incorporated by REG, of which will be owned by current REG investors and the current members of the Company as well as the members of the two other consolidating companies.

Per the terms of the agreement, the Company’s existing units will be converted to shares of the new company (Newco) and the Company’s unitholders will receive .4479 of a unit of Newco common stock and .0088 of a unit of Newco preferred stock for each Class A unit of the Company.   In addition all outstanding company warrants will be assumed by Newco and converted into warrants for the purchase of common stock of Newco based on the same exchange ratio as is applicable to outstanding Class A units of the Company as mentioned above.  The exercise date of these warrants will be extended by the number of days in the period between December 19, 2009 and the first anniversary date of the closing date of the merger transaction with REG and Newco.  The transaction is not final and is subject to approvals by the shareholders of all of the consolidating companies as well as the Company’s ability to secure additional working capital financing to fund operations of the plant and its ability to obtain an amended agreement on existing debt with its senior third party lender, amongst other conditions as stated in the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of our plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  The following discussion of our results of operations and financial condition should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Introduction

Blackhawk Biofuels, LLC (referred to herein as “we,” “us,” the “company,” “Blackhawk” or “Blackhawk Biofuels, LLC”) is a limited liability company organized under the laws of the State of Delaware on April 28, 2005.  We own and operate a biodiesel production plant in Danville, Illinois.  Until the end of 2008, we were a development stage company with no revenues from operations.  Our plant commenced operations in December 2008 and we received our first revenues from operations in January 2009.

Our plant has a design capacity to produce 45 million gallons of biodiesel per year (“mmgy”).  In addition, at full capacity the plant will produce approximately 16,800 tons of glycerin each year.  The plant consists principally of a materials handling and storage area, a transesterification reactor in which the biodiesel is produced, a storage and loading area for biodiesel and glycerin, truck scales and an administrative office.

With the completion of our animal fat pretreatment facilities, our plant has the ability to utilize multiple feedstocks, including soybean oil, other vegetable oils and animal fats.  The primary product of our plant is fuel grade biodiesel meeting ASTM D6751 standards.

We are presently generating a small amount of revenues from operations.  We will not generate significant revenues until our ability to operate profitably has been established.

Execution of Merger Agreement to Combine Operations with Renewable Energy Group, Inc. and other Biodiesel Producers

On May 11, 2009 we executed an Agreement and Plan of Merger (the “Merger Agreement”) with Renewable Energy Group, Inc., a Delaware corporation (“REG”), a new Delaware holding company incoroprated by REG (“Newco”) and a new Delaware limited liability company wholly owned by Newco.  Newco was created by REG for the purpose of acquiring REG, Blackhawk and two other biodiesel production companies in related transactions through four wholly-owned subsidiaries of Newco.  REG provides biodiesel management, feedstock procurement and product marketing services to the biodiesel market.  The two other companies are Central Iowa Energy, LLC, which owns a 30 mmgy biodiesel production plant in Newton, Iowa, and Western Iowa Energy, LLC, which owns a 30 mmgy biodiesel plant in Wall Lake, Iowa.

Ownership of the operations of all four companies will be consolidated in the new holding company, which will be renamed Renewable Energy Group, Inc. following completion of the transaction.  The consolidated company will be owned by current REG stockholders and the current members of the three biodiesel production companies, including Blackhawk.  Under the terms of the Merger Agreement, Unitholders of Blackhawk, other than REG and its affiliates, will receive 0.4479 of a share of Newco common stock and 0.0088 of a share of Newco preferred stock for each Class A Unit of Blackhawk held by them.  On that basis, Unitholders of Blackhawk will receive an aggregate of 6,753,088 shares of common stock and 133,377 shares of preferred stock of Newco, subject to rounding up for fractional shares.  Assuming that all of the related transactions are approved and close concurrently, Blackhawk unitholders will receive approximately 18.47% of the common stock and 0.97% of the preferred stock of Newco to be issued and outstanding upon closing. These percentages are subject to increase if the transaction is not completed with either or both of the Iowa production companies but is completed with Blackhawk and REG.  Restrictions on the transfer of the Newco stock will be in effect until December 31, 2010 or until 180 days after the effective date of a registration statement for a qualifying initial public offering by Newco.  The Merger Agreement provides that upon the closing of the transaction Ronald L. Mapes, the Chair of Blackhawk, will be appointed to serve as a director of Newco until the transfer restrictions on the Newco stock lapse.

The transaction is subject to approval by the stockholders or members of each of the four companies involved, satisfactory arrangements with lenders and other conditions, including customary regulatory approvals and closing conditions.  However, closing of the transaction among REG, Newco and Blackhawk is not conditioned on approval and closing with the other parties to the transaction.  The parties have agreed to cooperate in preparing a registration statement on Form S-4 to register with the Securities and Exchange Commission the Newco common stock and preferred stock to be issued in the transaction.  The registration statement will contain a joint proxy statement/prospectus which will be provided to the stockholders and unitholders of each of the parties for consideration in connection with meetings to be held to consider approval of the transaction.   It is presently anticipated that a meeting of the members of  Blackhawk and closing of the transaction will occur in the late summer or early fall of 2009.  Meanwhile, Blackhawk is required to operate its business in the ordinary course and has agreed not to seek an alternative business combination transaction.

A copy of the Merger Agreement was filed as an exhibit to our Current Report on Form 8-K dated May 11, 2009 and is incorporated herein by reference.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

We have several pre-existing relationships with REG.  REG purchased 1,000,000 of our Series A Units in our public offering which closed in March 2008.  In May 2008, REG supplied $21,700,000 in financing to us under a Subordinated Loan Agreement dated May 9, 2008 and a Convertible Subordinated Note.  We have issued 690,206 additional Class A Units to REG in lieu of cash interest otherwise due under the Convertible Subordinated Note.  The Convertible Subordinated Note is convertible into our Class A Units upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note at a conversion price of $2.00 per Unit.  REG also holds a warrant for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  We have a Management and Operational Services Agreement (“MOSA”) dated May 9, 2008 under which two REG affiliates, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (“REG Marketing”) have responsibility for the overall management of our plant, procurement of feedstocks, marketing of our production, and performance of administrative, sales and marketing functions for us.  The MOSA also provides for the extension of trade credit by REG Services and REG Marketing to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company and provides that REG Services is entitled to appoint one member to our board of managers.  We have also entered into a toll processing agreement with REG Marketing dated April 27, 2009 which provides for us to process feedstock into biodiesel for the account of REG Marketing during the month of May 2009.  The foregoing agreements have previously been filed as exhibits to reports filed by us with the Securities and Exchange Commission.  The foregoing description of those agreements is qualified in its entirety by reference to the full text of those agreements.

Fiscal Three Months Financial Results

The following tables summarize information from our financial statements.  With the completion of our plant and commencement of plant operations to process biodiesel from soybean oil feedstock, we received our first revenues from operations and transitioned from the development stage to the operations stage in the three months ended March 31, 2009.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended March 31, 2008.  You should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	Three Months Ended March 31, 2009 (Unaudited)		Three Months Ended March 31, 2008 (Unaudited)
Statement of Operations Data:	Amount	Percent	Amount	Percent
Revenues	$1,914,354	100.00%	$—	—
Cost of Good Sold	2,912,189	152.12%	—	—
Gross Loss	(997,835)	(52.12)%	—	—
Operating Expenses	(1,520,076)	(79.40)%	(558,861)	—
Operating Loss	(2,517,911)	(131.52)%	(558,861)	—
Other Income (Expense)	(735,530)	(38.42)%	744,981	—
Net Income (Loss)	$(3,253,441)	(169.95)%	$186,120	—

Balance Sheet Data:	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Assets:
Current Assets	$5,559,492	$9,266,530
Property, Plant and Equipment, net	65,309,384	63,896,817
Other Assets	337,728	368,431
Total Assets	$71,206,604	$73,531,778

Liabilities and Members’ Equity:
Current Liabilities	$7,480,953	$6,371,911
Long-Term Debt	43,800,287	44,411,476
Total Members’ Equity	19,925,364	22,748,391
Total Liabilities and Members’ Equity	$71,206,604	$73,531,778

Revenues

We received our first revenues from operations in the three months ended March 31, 2009.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended March 31, 2008.  Consequently, there is no comparison in revenues that can be made between the 2009 and 2008 periods.  Our revenues from operations are derived principally from sales of biodiesel.

Our revenues for the three months ended March 31, 2009 consisted of $1,864,621 in sales to REG Marketing and $49,733 from government biodiesel incentive programs.  The sales to REG Marketing consisted of $1,776,437 in direct sales and $88,184 in payments received under a toll processing agreement with REG Marketing.

The average sale price for biodiesel sold by us during the period ended March 31, 2009 was $2.61 per gallon.  The revenues from the toll processing agreement are based on a per gallon production fee which varies based on the quantity produced.

The major challenge that we and others in the biodiesel industry face is the low price for biodiesel in the market.  Biodiesel prices generally correlate with the price of diesel fuel.  With energy prices generally, the price of diesel fuel has declined in the past year and has remained lower than the price of biodiesel.  This factor, combined with the cost of biodiesel production, has resulted in an adverse biodiesel market, excess capacity in the industry relative to demand, curtailment of production and decreased biodiesel revenues for us and others in the industry.

Cost of Goods Sold

Our cost of goods sold in the period ended March 31, 2009 was $2,912,189.  The principal component of the cost of goods sold in the production of biodiesel is the soybean oil and animal fats feedstock which accounts for approximately 80% of our cost of operations.  Other cost components include methanol and other chemicals used in the production process, natural gas and electricity to power the plant, labor and depreciation on plant and equipment.  Cost of goods sold also reflects gain or loss in the fair value of commodities derivative instruments which we utilize in an effort to protect against variations in the feedstock and biodiesel markets.

Cost of good sold were approximately 152% of our revenues during the period ended March 31, 2009.  This is principally a result of our low plant utilization during the period, high cost of feedstocks relative to biodiesel prices during our start-up period and high depreciation relative to our level of operations.  These factors were offset to a small extent by a gain on commodities derivative instruments.

The market price for soybean oil relative to the market price for biodiesel has made it difficult for our plant and others in the industry to operated profitably.  Our pretreatment facility for animal fats was completed in the period ended March 31, 2009 and we expect that our ability to utilize animal fats, which have historically been less costly than soybean oil, will improve our ability to operate profitably.  Greater demand for animal fats in the biodiesel industry, however, could increase the price of animal fats and reduce the favorable impact that animal fats may have on our results.

Operating Expenses

For the three months ended March 31, 2009, operating expenses increased $961,215 or 172% from $558,861 to $1,520,076 as compared to the three months ended March 31, 2008.  The increase was primarily due to a $912,651 increase in general and administrative expense, which reflects significantly greater expense incurred in connection with our start-up of operations in the three months ended March 31, 2009.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 was ($735,530) compared to other income of $744,981 in the three months ended March 31, 2008.  The result in the March 31, 2009 period was almost entirely the result of interest expense on financing  for our plant and operations, which totaled $728,660.  Other expense also included $13,476 reflecting a change in the fair value of an interest rate swap agreement.  These items were offset by a small amount of other income and interest income.  By contrast, during the three months ended March 31, 2008, we earned $745,722 in interest income, which was the result of the investment of the proceeds of our public offering of Units during that period.  The $1,480,511 difference in the other income (expense) results for the periods is a direct consequence of the investment of the proceeds of our offering and financing proceeds in the construction and commencement of operations of our plant.

Net Loss

Our net loss for the three months ended March 31, 2009 was $3,253,441 which was principally a consequence of our loss from operations and interest expense.  In the three months ended March 31, 2008, we had net income of $186,120, which was the result of an excess of interest income over operating expenses during that period.

From the commencement of our operations as a development stage company on April 28, 2005 through March 31, 2009, we have incurred an accumulated deficit of $10,129,731.  Total members’ equity as of March 31, 2009 was $19,925,364.

Financial Position

Funding for our project planning and development activities was originally provided by a $3,500,000 seed capital financing and grants from the United States Department of Agriculture (“USDA”) and the Illinois Soybean Board in the aggregate amount of $102,500.  The completion of our public offering of units, which provided $25,102,000 in equity financing, our $24,650,000 construction/term debt financing with Fifth Third Bank (“Fifth Third”), our $5,000,000 revolving line of credit from Fifth Third and our $21,700,000 subordinated debt financing with REG Ventures provided us with the capital necessary to acquire the under-construction assets of our plant, complete construction of our plant and commence operations.

At March 31, 2009, we had cash and restricted cash totaling $3,700,596, a decrease of $3,874,442 or 51% from $7,575,038 at December 31, 2008.  The decrease was a consequence of the use of cash in operations.  Accounts receivable and the federal blenders credit at March 31, 2009 amounted to $1,405,310 against no accounts receivable or blenders credit at December 31, 2008.  Inventories of $114,022 at March 31, 2009 reflected a decrease of $1,208,834 or 91% from $1,322,856 in inventories at December 31, 2008.  The reduced inventories and increased accounts receivable reflected the conversion of inventories to receivables during a period of reduced plant operations.  Total current assets at March 31, 2009 were $5,559,492, a reduction of $3,707,038 or 40% from $9,266,530 at December 31, 2008.

Net property, plant and equipment of $65,309,384 at March 31, 2009 was essentially unchanged from $63,896,817 at December 31, 2008.  The increase was attributable to construction of our animal fat processing facility.  The principal shift within the category was the move of construction in process assets to completed buildings and plant and process equipment.

Total assets of $71,206,604 at March 31, 2009 declined slightly from $73,531,778 at December 31, 2008, principally as a result of decreased current assets.

As of March 31, 2009, we had current liabilities of $7,480,953 compared to $6,371,911 at December 31, 2008, an increase of $1,109,043 or 17%.  The increase was attributable principally to the addition of current maturities of long-term debt, drawings on our line of credit and increases in accounts payable.  An interest rate swap liability of $1,426,513 at March 31, 2009 was essentially unchanged from December 31, 2008.

Long-term debt at March 31, 2009 was $43,800,287 compared to $44,411,476 at December 31, 2009, which reflected the shift of current payments on long-term debt to current liabilities.

Our accumulated deficit of $10,129,731 at March 31, 2009 increased $3,253,422 or 47% from $6,876,290 at December 31, 2008.  Total members’ equity at March 31, 2009 was $19,925,364 compared to $22,748,391 at December 31, 2008, a decline of $2,823,028 or 12%.

Liquidity and Capital Resources

During the three months ended March 31, 2009, construction of the animal fat pre-treatment facility for our plant has been completed and operation of that facility commenced in late March 2009.  However, due to market conditions, since December 31, 2008 the plant as a whole has operated only sporadically.  As a consequence, we have generated only $1,914,354 in revenues in the first quarter of 2009 and have not replenished working capital used to fund fixed and variable costs incurred during the quarter.  In addition, we will find it necessary to use cash resources to make our principal payments, together with accrued interest, on our term loan from Fifth Third.   Our first principal payment, in the amount of $205,417, was made to Fifth Third on April 1, 2009.  Our second principal payment to Fifth Third in the amount of $205,417 has been deferred and we are presently in negotiations with Fifth Third to amend the terms of our loan and reschedule payments.

Our ability to manage a very restricted working capital scenario depends on a number of factors.  First, our commitment from Fifth Third to provide $5,000,000 in revolving credit expired on May 8, 2009.  We are presently in discussions with Fifth Third to extend its revolving credit commitment to December 31, 2009.  We are not assured that this revolving credit will be renewed or extended at the full $5,000,000 level or for any other amount.  Even if the commitment is renewed, it provides working capital only to the extent that we generate inventories and receivables that qualify for drawings by us.  Our ability to qualify for those drawings depends on our ability to finance the inventories and receivables, which itself depends on the availability of working capital.  The credit is available only to the extent of 50% of qualifying inventories and 75% of qualifying receivables.  Consequently, the revolving credit is not an immediate solution to our working capital needs.  Second, the extension of credit by REG Marketing under the REG Services Agreement, which provides for the extension of trade credit upon the sale of our biodiesel production, is also limited and does not respond adequately to our current working capital needs.  Third, in current market conditions, it is difficult to obtain any financing for feedstock and other production inputs from vendors or other sources of feedstock and inputs.  Most importantly, our Oil Feedstock Supply Agreement with Bunge does not provide for any deferred payment of financing that would, in effect, reduce or defer working capital needs.  Fourth, it is also very difficult to obtain advance or immediate payment from biodiesel customers for product ordered and delivered.  Again, this is a characteristic of the condition of the biodiesel industry today.  Finally, the relationship of feedstock prices, principally the price of soybean oil, and the price of biodiesel in the market typically results in a very small margin of profit on biodiesel production and sales, and frequently results in operating losses when prices are matched for any given day or period.

We have attempted to address both the working capital and profit and loss issues by selectively entering into purchase orders with customers in circumstances where the price of inputs and product yield an operating profit and positive cash flow.  While this approach is not a solution to our working capital needs, it provides a means to slow the working capital drain that we and others in the biodiesel industry are experiencing.  We will continue to make every effort to expand sales of this type.  We expect to continue to enter into toll processing agreements that provide a margin to us for processing feedstock owned and provided to us by third parties into biodiesel needed by the third parties.  Because we do not take title to either the feedstock or product, our working capital requirements are substantially reduced in tolling arrangements.  Such tolling agreements may be quite short term, amounting to little more than a limited quantity purchase order, or could be of a longer duration, such as several months or even one or two years.  Unless a tolling agreement relates to substantially our entire capacity, we could combine tolling with the processing of biodiesel under purchase orders to maximize utilization of our plant.  If the tolling arrangement requires only a small portion of our capacity, however, we could find ourselves in a position of incurring more in fixed and variable costs than the tolling arrangement would cover, which could result in a drain on working capital rather than a benefit to us.

Because we are attempting to address our working capital needs in a market where it is very difficult to predict the feedstock and biodiesel prices or the success of any operating strategy, we cannot predict whether our strategies will be successful in the short or long term.  If we find that we are not able to operate profitably and either reduce the working capital that we require, generate enough working capital to continue to operate or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant.  If that occurs, the time and expense required to recommence operations may be significant and may itself be a significant barrier to continued operations.

A significant challenge to us will be our ability to make timely payments on our term loan from Fifth Third.  Our first principal payment on the loan, in the amount of $205,417, was made on April 1, 2009.  A second principal payment in the amount of $205,417 which was due on May 1, 2009 has been deferred with the consent of Fifth Third pending completion of our negotiations with Fifth Third to modify and extend the schedule of principal payments on the loan.  We have similar payments to Fifth Third due monthly on June 1, 2009 and thereafter.  Under our term loan agreement, we have deposited $2,000,000 in a debt service account with Fifth Third which can be drawn on by the bank in the event of any failure on our part to make a payment when due, but that does not replace any obligation to pay by us.  Any failure on our part to make a payment to Fifth Third, without the consent of or waiver by Fifth Third, would constitute a default under the term loan agreement and could lead to action on the part of Fifth Third to collect payment, accelerate the maturity of the loan, foreclose on our plant as collateral for its loan and place us into bankruptcy.  Although we will take any action possible to forestall these eventualities, our inability to operate successfully could lead to one or more of these consequences.  In addition, the term loan agreement contains a number of covenants that we may fail to meet in the foreseeable future which, if not met, could also lead to the same consequences.  Although we would seek deferrals, waivers of amendments of any covenant that we breach or threaten to breach, there is no assurance that Fifth Third would agree to any action that would reduce the effectiveness of any covenant.

Our subordinated debt financing with REG Ventures does not provide for immediate principal payments and allows interest payments to be made in the form of our Class A Units instead of cash, at our election.  Through the year ended December 31, 2008 and the first quarter of fiscal year 2009, we have made all interest payments to REG Ventures in the form of units, amounting to 542,224 units for interest due in the year ended December 31, 2008 and 147,982 units for interest due in the first quarter of 2009.  However, the agreement with REG Ventures also contains provisions similar to those contained in the term loan agreement with Fifth Third and a cross-default provision that treats a default on the Fifth Third agreement as a default on the REG Ventures Agreement.

The foregoing circumstances and uncertainties raise substantial doubt about our ability to continue as a going concern, as discussed in Note 8 to our financial statements for the three months ended March 31, 2009.  If we find that it is impossible to operate profitably, reduce the working capital that we require, generate enough working capital to continue to operate, locate additional debt or equity financing to fulfill our needs, comply with covenants on our loans or make debt payments when due, we may find it necessary to curtail operations of our plant, attempt to enter into a merger, acquisition or roll-up transaction with a stronger partner, consider reorganization in bankruptcy or liquidate our company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering price for the Units was $2.00 per Unit, for a minimum offering of $20,000,000 and a maximum of $35,000,000.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  We incurred $656,411 in total offering expenses, of which approximately $500,000 was paid from resources other than proceeds of the offering and approximately $150,000 was paid from the proceeds of the offering.  The total offering expenses have been charged against equity for accounting purposes.  No underwriting or finder fees or expenses were incurred in the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  The following table sets forth a reasonable estimate of the use of our offering proceeds through March 31, 2009:

From December 15, 2006 to March 31, 2009

Total Offering Proceeds	$25,102,000
Offering Expenses Paid from Proceeds (1)	150,000
Offering Proceeds Net of Offering Expenses	$24,952,000
Use of Proceeds:
Purchase of Assets under Construction	$5,400,000
Site Development Expenses	150,000
Financing Fees and Expenses	750,000
Establishment of Debt Service Fund	2,000,000
Interest	680,000
Construction Costs	10,620,000
Equipment and Inventories	30,000
Preproduction Period and Operating Expenses	3,985,000
Insurance	150,000
Professional and Printing Fees	60,000
Total Offering Proceeds Used	$23,825,000
Offering Proceeds Remaining Available for Use	$1,127,000

(1)  Total Offering Expenses were $656,411.  Approximately $150,000 of such expenses was paid from the proceeds of the offering.  The balance of the offering expenses was paid from other resources prior to the availability of the offering proceeds.

The balance of the proceeds of the offering is being used to complete construction of our biodiesel facility and commence operations.

The Company entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for 1,980,488 shares of common stock of REG delivered to BCA under the terms of our Purchase Agreement for the under-construction assets of the Danville facility.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge.  Interest is based on LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  In accordance with this provision, the Company issued Class A Units to REG on in satisfaction of interest accrued through March 31, 2009 as follows:

Interest Payment Due Date	Interest Payment Amount	Unit Issuance Date	Units Issued
June 30, 2008	$239,000	August 13, 2008	119,937
September 31, 2008	414,100	October 8, 2008	207,080
December 31, 2008	430,414	January 14, 2009	215,207
March 31, 2009	295,965	May 8, 2009	147,982
	$1,379,479		690,206

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 27, 2009 the Company held its Annual Meeting of Members.  Chris Davis, Daniel J. Oh, David D. Shockey and Brad Smith were reelected as members of our Board of Managers to serve three year terms expiring in 2012.  Managers whose terms have not expired and who continue in office are: Ronald L. Mapes, Quentin H. Davis, Gary J. Bocker and Karl Lawfer, whose terms end in 2010, and Jon Rosenstiel, Ronald Fluegel, William R. Garth, Dennis C. Wilke and Marvin Wurster, whose terms end in 2011.

The votes with respect to the nominees for election to our Board of Managers were as follows:

	For	Withhold

Chris Davis	5,379,517	0

Daniel J. Oh	5,379,517	0

David D. Shockey	5,379,517	0

Brad Smith	5,379,517	0

There were no other matters that were voted upon at the meeting.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

10.1

Agreement and Plan of Merger by and among REG Newco, Inc., REG Danville, LLC, Blackhawk Biofuels, LLC and Renewable Energy Group, Inc. dated as of May 11, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated May 11, 2009)

*31.1	Certification pursuant to Rule 15d-14(a)

*31.2	Certification pursuant to Rule 15d-14(a)

*32.1	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification pursuant to Rule 15d-14(b) and 18 U.S.C. Section 1350

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKHAWK BIOFUELS, LLC

Date: May 29, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: May 29, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)