Form 10-Q
period 2009-06-30
Blackhawk Biofuels, LLC
filed 2009-08-19
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Although we believe that our plans and objectives, as reflected in or suggested by the forward-looking statements, are reasonable, we may never achieve our plans or objectives.  Actual results may differ from anticipated or desired results due to many possible unforeseen developments, including developments arising from or relating to the following:

•                  The suitability of our biodiesel plant location, adequacy of required infrastructure and quality of construction of our plant;

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

•                  Delays or interruptions in the operation of our plant due to inadequate financing, design or material failures, environmental issues, lack of raw materials, transportation blockages, weather and other factors; and

•                  The necessity to modify or upgrade our plant, expand or curtail our operations, obtain additional capital or change our business strategy.

•                  Our ability to negotiate satisfactory revisions to or replacements for our term loan and revolving credit loans.

•                  The successful completion of our pending consolidation with REG and other biodiesel producers.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACKHAWK BIOFUELS, LLC

Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$36,198	$730,234
Restricted cash	2,645,699	6,844,804
Federal blenders credit	14,386	—
Accounts receivables - related party	864,114	—
Other receivables	200,000	200,000
Inventories	60,427	1,322,856
Deposits	5,200	—
Prepaid expenses	130,066	168,636
Total current assets	3,956,090	9,266,530

Property, Plant and Equipment
Buildings	23,349,790	11,553,691
Computers and office equipment	162,573	161,665
Plant and process equipment	37,310,690	36,809,408
Site improvements	5,457,677	5,457,677
Construction in process	—	10,119,296
Total property, plant and equipment	66,280,730	64,101,737
Less accumulated depreciation	1,934,879	204,920
Net property, plant and equipment	64,345,851	63,896,817

Other Assets
Debt issuance costs, net of amortization	307,025	368,431
Total other assets	307,025	368,431

Total Assets	$68,608,966	$73,531,778

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$2,465,004	$1,848,753
Line of credit	733,250	—
Accounts payable	769,478	214,221
Accounts payable - related party	365,567	64,088
Construction payable - related party	840,882	2,109,985
Commodity derivative instruments, at fair value	—	95,712
Interest rate swap, at fair value	1,142,361	1,413,037
Accrued expenses	237,992	58,216
Accrued interest	431,466	567,899
Total current liabilities	6,986,000	6,371,911

Long-Term Debt, net of $79,590 and $89,771 unamortized debt discount at June 30, 2009 and December 31, 2008, respectfully	43,599,989	44,411,476

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,767,456 and 16,404,267 units outstanding at June 30, 2009 and December 31, 2008, respectively	29,360,936	28,634,557
Additional paid in capital	990,124	990,124
Deficit accumulated	(12,328,083)	(6,876,290)
Total members’ equity	18,022,977	22,748,391

Total Liabilities and Members’ Equity	$68,608,966	$73,531,778

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$1,615,925	$—	$3,480,543	$—
Federal incentives	—	—	49,733	—
Total	1,615,925	—	3,530,276	—

Cost of Goods Sold, including change in fair value of commodities derivative instruments	2,235,296	—	5,798,936	—

Gross Loss	(619,371)	—	(2,268,660)	—

Operating Expenses
Professional fees	546,305	84,382	901,934	391,446
General and administrative	581,254	277,804	1,094,246	529,601
Total	1,127,559	362,186	1,996,180	921,047

Operating Loss	(1,746,930)	(362,186)	(4,264,840)	(921,047)

Other Income (Expense)
Other income	119	18,777	3,655	18,777
Interest income	1,855	95,479	4,925	840,460
Change in fair value of interest rate swap agreement	284,152	(66,729)	270,676	(66,729)
Interest expense	(737,549)	—	(1,466,209)	—
Total	(451,423)	47,527	(1,186,953)	792,508

Net Loss	$(2,198,353)	$(314,659)	$(5,451,793)	$(128,539)

Weighted Average Units Outstanding- Basic	16,619,474	16,064,269	16,603,931	11,023,442

Net Loss Per Unit - Basic	$(0.13)	$(0.02)	$(0.33)	$(0.01)

Weighted Average Units Outstanding- Diluted	16,619,474	16,064,269	16,603,931	11,023,442

Net Loss Per Unit - Diluted	$(0.13)	$(0.02)	$(0.33)	$(0.01)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5,451,793)	$(128,539)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	—	147,043
Units issued in exchange for services	—	52,500
Depreciation and amortization	1,801,548	3,184
Unrealized gain (loss) on interest rate swap	(127,751)	51,392
Unrealized loss on commodities derivative instruments	(48,272)	—
Change in assets and liabilities:
Other receivables	—	(168,777)
Accounts receivable - related party	(864,114)	—
Federal blenders credit	(14,386)	—
Deposits	(5,200)	—
Inventories	1,262,429	(206,540)
Prepaid expenses	38,570	(179,048)
Accounts payable	555,257	(92,442)
Accounts payable - related party	301,479	—
Accrued expenses	769,722	337,112
Construction payable - related party	(1,269,103)	—
Commodities derivative instruments	(47,440)	—
Cash settlements of interest rate swap	(142,925)	—
Net cash used in operating activities	(3,241,980)	(184,115)

Cash Flows from Investing Activities
Change in restricted cash	4,199,105	(17,038,892)
Capital expenditures	(12,298,289)	(3,863)
Construction in process	10,119,296	(31,169,236)
Net cash provided by (used in) investing activities	2,020,112	(48,211,991)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(429,837)
Member contributions received	—	25,102,000
Proceeds from construction loan	—	23,801,536
Payments for construction loan	(205,417)	—
Proceeds from line of credit	880,000	—
Payments for line of credit	(146,750)	—
Payments for deferred offering costs	—	(86,617)
Forfeited deposit	—	2,500
Net cash provided by financing activities	527,833	48,389,582

Net Decrease in Cash	(694,036)	(6,524)

Cash — Beginning of Period	730,234	7,042

Cash — End of Period	$36,198	$518

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Capitalized interest	$—	$427,847
Interest paid	$804,675	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$—	$21,700,000
Construction costs included in construction payable	$840,882	$398,033
Deferred offering cost offset against equity	$—	$656,411
Debt discounted from issuance of warrants	$—	$102,652
Units issued to pay accrued interest	$726,379	$—

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters; useful life of property, plant and equipment; valuation of derivatives, inventories and property, plant and equipment, share-based compensation, the allocation of construction in process and other contingencies. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

Revenue Recognition

Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

The Company is a registered blender of gasoline, diesel fuel, or kerosene outside the bulk transfer/terminal system pursuant to Internal Revenue Code Section 4101.  The Company blends a portion of its finished biodiesel with .01% diesel fuel prior to sale to its customers, to produce B99.9 biodiesel.  Those sales are eligible for a $1.00 federal tax refund (Federal Blenders Credit).  Since commencement of operations in January 2009, the Company has recognized approximately $49,740 of federal incentive income.  During the three months ended June 30, 2009, due to the terms of the tolling agreement with REG, the Company no longer is entitled to these federal credits (see Note 6).

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled $2,645,699 and $6,844,804 at June 30, 2009 and December 31, 2008, respectively.  The project funds to facilitate the construction of the plant and the animal fat processing facility have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender (See Note 5).  As of June 30, 2009 and December 31, 2008 there are no other bank or legal restrictions on this cash.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At June 30, 2009 and December 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least reasonably possible this estimate will change in the future.

One related party customer comprised 100% of trade accounts receivable at June 30, 2009.  Among other services, the related party provides management services for the Company.

This related party is also engaged to sell substantially all of the Company’s biodiesel, and its by-products, namely glycerin and fatty acid.  The marketer handles nearly all sales functions including billing, logistics, and sales pricing.  Once biodiesel and glycerin is shipped, the marketer assumes the risk of payment from the consumer and handles all delinquent payment issues.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

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

In 2008, the Company completed construction of its biodiesel production facilities, with installed capacity of 45 million gallons per year. The carrying value of these facilities at June 30, 2009 was approximately $64.3 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at June 30, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the biodiesel industry, the future price of feedstocks in relation to the future price of biodiesel and the overall demand in relation to production and supply capacity.  Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities.  However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made in these financial statements for this uncertainty.

Subsequent Events

The Company has evaluated subsequent events through August 19, 2009, the date which the financial statements were available to be issued.

Fair Value of Financial Instruments

The fair value of the Company’s cash and restricted cash, accounts receivable, accounts payable, and derivative instruments approximate their carrying value.  The Company believes the carrying amount of the line of credit and construction loan payable approximates the fair value due to the variable interest rate.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

Net Loss per Unit

Net loss per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants and unit options, representing 801,563 equivalent units are not considered in the fully diluted calculation since they are anti-dilutive.

Reclassifications

The presentation of certain items in the financial statements for the three and six months ended June 30, 2009 and June 30, 2008 has been changed to conform to the classifications used in three months ended June 30, 2009.  These reclassifications had no effect on members’ equity, net loss or operating cash flows as previously reported.

2.  MEMBERS’ EQUITY

The Company was capitalized by 108 members contributing a total of $3,500,000 for 3,500,000 Class A Units.  These contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 3,500,000 units at a cost of $1.00 per unit for a maximum of $3,500,000.  Each investor was required to purchase a minimum of 25,000 units for a minimum investment of $25,000 and had the option to purchase additional units in increments of 2,500 units thereafter.  This offering was closed and the units were issued on April 12, 2006.  The total amount raised in the offering and released from escrow as March 14, 2008, the date the Company broke escrow, totaled $25,102,000 for the issuance of 12,551,000 units.  These funds were used to provide financing to complete the Company’s biodiesel facility in Danville, Illinois.

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

Pursuant to the terms of the subordinated debt agreement with Renewable Energy Group (REG), on August 13, 2008, as of June 30, 2009, the Company has issued a total of 690,206 units to REG as payment of the interest accrued on the subordinated debt (See Note 5), which totaled $1,380,416.  Subsequent to June 30, 2009 the company issued 148,303 units to REG in the amount of $296,607.

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The Company adopted this statement effective with the first quarter of 2009.

As of June 30, 2009, the Company has entered into an interest rate swap agreement. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  In the past, the Company has also used commodity derivative instruments but did not have any in place at June 30, 2009.

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

Commodity Contracts

During the second quarter of 2009, the Company was engaged in heating oil and soy oil commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on biodiesel sales and soy oil purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of biodiesel to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.  Derivative instruments changes in fair market value are included in cost of goods sold.  As of June 30, 2009, the Company did not have any outstanding soy oil or heating oil futures or options contracts.

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

At June 30, 2009, the Company had outstanding approximately $24.44 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in change in fair value of interest rate swap agreement.  This swap matures November 3, 2011.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The following tables provide details regarding the Company’s derivative financial instruments at June 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
As of June 30	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging instrument under Statement 133

Interest rate swap		—	Interest rate swap	$1,142,361

Total derivative not designated as hedging instrument Statement 133		$—		$1,142,361

Total Derivative		$—		$1,142,361

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Loss Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives - Three Months ended June 30, 2009	Amount of Loss Recognized in Income on Derivatives - Three Months ended June 30, 2008	Amount of Gain Recognized in Income on Derivatives - Six Months ended June 30, 2009	Amount of Loss Recognized in Income on Derivatives - Six Months ended June 30, 2008

Commodities derivative instruments	Cost of goods sold	$(4,125)	—	$48,272	—

Interest rate swap	Change in fair value of interest rate swap agreement	284,152	(66,729)	270,676	(66,729)

Total		$280,027	$(66,729)	$318,948	$(66,729)

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

4. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value.

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

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 for financial instruments did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2009.

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

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of June 30, 2009	June 30, 2009	Level 1	Level 2	Level 3

Interest rate swap	$(1,142,361)	$(1,142,361)	$—	$(1,142,361)	$—

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The Company determines the fair value of the interest rate swap agreement shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivative instrument, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

5.  FINANCING

On May 9, 2008 the Company entered into a loan agreement with a third party lender for the purpose of purchasing the assets of the project from the existing owners of the Danville, Illinois project and funding construction and operational requirements for that project.  The agreement provides for a $24,650,000 term loan and a $5,000,000 revolving line of credit.

Interest will accrue on the outstanding balance of the term loan at the 30-day LIBOR rate plus 275 basis points until June 30, 2009, at which time the rate will float based on the LIBOR rate plus basis points as determined by the Company’s EBITDA.

Interest accrued on the outstanding balance of the loan at June 30, 2009 and December 31, 2008 at 3.07% and 4.65%, respectively. The term note will mature on November 3, 2011. Fixed principal payments totaling $205,417 plus applicable interest commenced during April 2009.  The Company paid the April payment timely as scheduled.  The Company has received a proposed amendment from its bank which defers principal payments and allows for interest only payments through December 2009.  The Board approved the proposed amendment during July 2009. No definitive amendment has been signed as of August 19, 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date.  The Company is subject to certain financial covenants beginning January 1, 2010 based on the proposed amendment with its bank.  As of August 19, 2009, the Company would not be in compliance with the covenants as stated in the bank agreement.  As of August 19, 2009, the Company has not made principal payments on the loan pursuant to a proposed amendment as received from its bank.  While the Company has not yet signed a definitive agreement with the bank, the bank is engaged in working with the Company to reach amended terms on the loan agreement and have not declared the Company in default of the loan agreement at August 19, 2009.

The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The Company had a balance of $733,250 at June 30, 2009.  The Company had no outstanding balance on the line of credit as of December 31, 2008.  At June 30, 2009, the Company accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 3.32%.  The revolving note matured May 8, 2009.  The Company is currently in negotiations the third party lender to extend the revolving line of credit to December 31, 2009.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

In addition, the third party lender has proposed an interest rate change to the 30-day LIBOR plus 375 basis points.  The proposed terms have been approved final by the Company however no definitive agreement has been signed with the third party lender.  The notes are secured by a mortgage and are subject to financial and other reporting covenants.  The Company must meet certain debt covenants per the terms of the agreement with the bank; these covenants are being negotiated under the proposed term sheet with the bank as noted above.

The Company entered into an interest rate swap agreement in relation with the aforementioned bank loan agreement in May 2008. The swap agreement effectively fixes the Company’s interest rate at 3.67% on a notional amount of $24,445,000 of the Company’s Loan agreement through November 2011.  The fair market value of the interest rate swap agreement was approximately $1,142,000 and $1,413,000 and is recorded as a liability as of June 30, 2009 and December 31, 2008, respectively.  The interest rate swap agreement is not designated as a cash flow or fair value hedge.

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

The subordinated loan was principally in payment for 1,980,488 shares of common stock of REG and for 127,273 shares of preferred stock of REG issued to an unrelated third party in connection with an oil feedstock supply agreement entered into between the Company and the unrelated third party (See Note 6). The outstanding principal and accrued interest related to the note will be due in full on May 9, 2013.

On May 2, 2008, the Company issued a warrant to purchase 51,563 Class A Units at $.01 per unit to REG as part of the subordinated loan agreement.  The warrant was issued to REG in consideration of providing a guaranty for a portion of the Company’s obligations under its Loan agreement with the unrelated third party lender as aforementioned.

A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized at the date of issuance and was amortized and capitalized to construction in process during the construction phase.  As completion of the plant was established in December 2008, the discount is being amortized to interest expense over the remaining life of the loan.  As of June 30, 2009, a total of $12,829 of amortization was capitalized as buildings during the year ended December 31, 2008.  Total amortization expense for the three and six months periods ending June 30, 2009 totaled approximately $5,119 and $10,181, respectively.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008.  The applicable interest rate at June 30, 2009 and December 31, 2008 totaled 5.32% and 6.91%, respectively.  All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note permits the Company to pay interest in cash or in the form of units valued at $2.00 per unit.  As of June 30, 2009 and December 31, 2008, the Company has issued 690,206 and 327,017, respectively, units to REG (See Note 2). The note is secured by a subordinated mortgage.

Long-term debt, as discussed above and excluding the net debt discount of $79,590, consists of the following at June 30, 2009:

Construction note	$24,444,583
Subordinated debt	21,700,000
Totals	46,144,583
Less amounts due within one year	2,465,004

Net long-term debt	$43,679,579

The estimated maturities of long-term debt at June 30, 2009 are as follows:

2009	$2,465,004
2010	2,465,004
2011	19,514,575
2012	—
2013	21,700,000

Total long-term debt	$46,144,583

The long-term debt is net of the debt discount for outstanding warrants available to REG totaling $79,590 as of June 30, 2009.  Debt discount amortization recognized for the three and six months ended June 30, 2009 totaled $5,119 and $10,181 respectively, which is recorded in interest expense.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

6.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into an asset purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.  Of that consideration, $250,000 and 97,561 shares of common stock in REG were placed in escrow to satisfy indemnification obligations which the seller may have to the Company under the Purchase Agreement.  This escrow expired and the cash and stock was released on May 12, 2009.  The Company has assumed $24,650,000 of the sellers’ long-term debt by entering into a new loan agreement with the financial institution (See Note 5).

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility was built within the Danville, IL location. Construction on the animal fat processing plant is complete at June 30, 2009 and the cost of the plant totaled $11,553,691.  The contract also includes a contingency amount totaling $903,306, which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,085,000, which was applied to the total contract price. A final payment, consisting of the unpaid balance of the contract price, has been billed to the company, a portion of which is included in construction payable at June 30, 2009 and December 31, 2008.

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

A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. The accumulated fee for the three and six months ended June 30, 2009 totaled $52,145 and $123,770 respectively. Delivery payments are due each week for the total price of oil to be delivered under the applicable weekly estimate. For any oil not covered by specific orders or by a weekly estimate, the Company shall pay in advance the total price for such oil. Beginning October 1, 2008 and continuing for a six month period thereafter, the Company accepted delivery of and paid the unrelated third party for a minimum of 5.75 million pounds of oil. For all subsequent months during the term of the agreement, the Company must accept delivery of and pay for a minimum of 7 million pounds of oil.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

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

Consulting Contracts

In May 2006, the Company entered into an agreement with an unrelated party for consultation and contract negotiations.  The contract required payments totaling $35,000.  In February 2007, the Company extended this agreement.  The contract required payments totaling $25,000, and an additional $25,000 in the form of units of the Company at the time construction begins, which the Company paid upon the purchase of the under-construction assets of the Danville plant.  The consultant was paid in the form of Company units for all scheduled payments discussed under the contract above.

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

On May 9, 2008, pursuant to the acquisition of the assets of the Danville, Illinois project, the Company entered into a management and operational services agreement with REG.  The agreement provides for the overall management of the plant, including providing on-site general and operations managers, procurement of feedstocks as necessary for the operation of the plant, performing administrative, sales, and marketing functions, and other as needed services.  The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf. The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced and a flat fee of $75,000 per month however pursuant to entering into a tolling agreement with the Company REG revised this payment.  See the discussion below.  The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage. The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale. As of June 30, 2009, the Company has expensed approximately $478,400 related to this agreement.

Occurring each month since March 20, 2009, the Company has entered into toll process agreements with REG for the purpose of providing certain feedstock and other raw materials for production of biodiesel.  Under the agreements REG and an unrelated third party would provide for delivery of the feedstock and, depending on the point in the process, either one of those parties would retain title to the goods at all times throughout the production process.

The Company will receive a set fee per gallon up to 2,500,000 produced and a reduced fee per gallon thereafter.  The agreement also waived the $.0425 per gallon sold payment payable to REG under the terms of the management and services agreement as noted above.  Payment under the terms of the agreements is dependent on the certification and testing of the finished product biodiesel.  The agreements expire after one month at month end.  Each agreement has had substantially similar terms.

7.  TRANSACTIONS WITH RELATED PARTIES

The Company entered into a design build and management and operational services agreement (see Note 6) in May 2008 with REG for the operation of the biodiesel plant, and additionally to perform the sales and marketing functions for the plant.  REG is a member of the Company as of June 30, 2009 and December 31, 2008.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

Transactions and balances with REG are as follows as of:

			June 30, 2009	December 31, 2008
Balance Sheet:
Accounts receivable			$864,114	$—
Accounts payable			365,567	64,088
Construction payable			840,882	2,109,985
Subordinated note payable			21,700,000	21,700,000
Accrued subordinated note interest payable			296,607	430,414

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Statement of Operations:
Purchases of finished product biodiesel	$—	$58,216	$—	$58,216
Purchases related to construction of the plant	—	9,094,988	—	9,094,988
Sales to related party	74,275	—	1,850,709	—
Tolling revenue	1,541,649	—	1,629,833	—
Management fees incurred	225,000	—	478,371	—

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

As of June 30, 2009, the Company had available capital (cash plus borrowing capacity) of approximately $36,000. This included approximately $36,000 of cash on hand, $2,000,000 is currently held in a restricted debt service fund with the bank which provides the bank the right to draw down any missed or failed payment. Additional reserve cash totaling approximately $644,000 at June 30, 2009 is held with the bank and is for the completion of construction of the plant.

The Company has a $5,000,000 revolving line of credit (See Note 5) with approximately $4,266,000 available, however the terms of the agreement require the Company to recognize a minimum gross margin, to be determined by the Lender, realized on each gallon of biodiesel before funding could occur.  In addition, the Company must meet the requirements of the borrowing base limitation which is 50% of qualifying inventories and 75% of qualifying receivables.

Since December 31, 2008, due to market conditions, the plant has operated only sporadically. As a consequence, revenue during the first six months of fiscal year 2009 is less than originally projected. This has caused the Company to utilize more cash than anticipated.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty related to their ability in 2009 and to obtain funds from cash flows from operations, or bank financing that are sufficient for the liquidity needed for ongoing operations.

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

•                  Management continues to enter into monthly tolling agreements with REG to provide a margin to the Company for processing feedstock owned and provided by third parties into biodiesel needed by those customers.

•                  Management is currently in negotiations with its lender to amend and extend existing agreements to assist with potential future working capital needs.

•                  Management, with the completion of the animal fat process, has the ability to increase production in the area of the currently lower input costs, soy oil or animal fat.

•                  The Company has negotiated and executed a merger agreement with REG which provides for the consolidation of the Company with REG and two other biodiesel producers.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

9. MERGER AGREEMENT

On May 11, 2009, the Company entered into a definitive agreement and plan of merger with REG, for the consolidation of the Company’s commercial-scale biodiesel production facility with REG and two other biodiesel producers.  A new holding company, which has been incorporated by REG, would own and operate the Company and other acquired companies.  The holding company will be owned by current REG investors and the current members of the Company as well as the members of the two other consolidating companies.

Per the terms of the agreement, the Company’s existing units will be converted to shares of the new company (Newco) and the Company’s unitholders will receive .4479 of a share of Newco common stock and .0088 of a share of Newco preferred stock for each Class A unit of the Company.  In addition all outstanding company warrants are will be assumed by Newco and converted into warrants for the purchase of common stock of Newco based on the same exchange ratio as is applicable to outstanding Class A units of the Company as mentioned above.  The exercise date of these warrants will be extended by the number of days in the period between December 19, 2009 and the first anniversary date of the closing date of the merger transaction with REG and Newco.  The transaction is not final and is subject to approvals by the members or shareholders of the consolidating companies as well as the Company’s ability to secure additional working capital financing to fund operations of the plant and its ability to obtain an amended agreement on existing debt with its senior third party lender, amongst other conditions as stated in the agreement.  The holding company filed the a registration statement on Form S-4 with the Securities and Exchange Commission on August 10, 2009 and the document is currently in review.

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

Our plant is presently processing feedstocks, principally animal fats, into biodiesel under month-to-month toll processing agreements.  These agreements have allowed us to operate our plant, generate some cash flow and meet current obligations other than principal payments on debt.

Merger Agreement to Combine Operations with Renewable Energy Group, Inc. and other Biodiesel Producers

On May 11, 2009 we executed an Agreement and Plan of Merger (the “Merger Agreement”) with Renewable Energy Group, Inc., a Delaware corporation (“REG”), a new Delaware holding company incorporated by REG (“Newco”) and a new Delaware limited liability company wholly owned by Newco.  Newco was created by REG for the purpose of acquiring REG, Blackhawk and two other biodiesel production companies in related transactions through four wholly-owned subsidiaries of Newco.  REG provides biodiesel management, feedstock procurement and product marketing services to the biodiesel market.  The two other companies are Central Iowa Energy, LLC, which owns a 30 mmgy biodiesel production plant in Newton, Iowa, and Western Iowa Energy, LLC, which owns a 30 mmgy biodiesel plant in Wall Lake, Iowa.  On August 7, 2009 we executed an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) that amended the terms of the Merger Agreement and was entered into in conjunction with amendments to merger or asset purchase agreements with the other companies.

Ownership of the operations of all four companies will be consolidated in the new holding company, which will be renamed Renewable Energy Group, Inc. following completion of the transaction.  The consolidated company will be owned by current REG stockholders and the current members of the three biodiesel production companies, including Blackhawk.  Under the terms of the Merger Agreement, Unitholders of Blackhawk, other than REG and its affililates, will receive 0.4479 of a share of Newco common stock and 0.0088 of a share of Newco preferred stock for each Class A Unit of Blackhawk held by them.  On that basis, Unitholders of Blackhawk will receive an aggregate of 6,753,088 shares of common stock and 133,377 shares of preferred stock of Newco, subject to rounding up for fractional shares.  Assuming that all of the related transactions are approved and close concurrently,

Blackhawk unitholders will receive approximately 18.47% of the common stock and 0.97% of the preferred stock of Newco to be issued and outstanding upon closing. These percentages are subject to increase if the transaction is not completed with either or both of the Iowa production companies but is completed with Blackhawk and REG.  Restrictions on the transfer of the Newco stock will be in effect until December 31, 2010 or until 180 days after the effective date of a registration statement for a qualifying initial public offering by Newco.  The Amended Merger Agreement provides that upon the closing of the transaction Ronald L. Mapes, the Chair of Blackhawk, will be appointed to serve as a director of Newco until the transfer restrictions on the Newco stock lapse.

The transaction is subject to approval by the stockholders or members of each of the four companies involved, satisfactory arrangements with lenders and other conditions, including customary regulatory approvals and closing conditions.  However, closing of the transaction among REG, Newco and Blackhawk is not conditioned on approval and closing with the other parties to the transaction.  The parties have agreed to cooperate in preparing a registration statement on Form S-4 to register with the Securities and Exchange Commission the Newco common stock and preferred stock to be issued in the transaction. A registration statement on Form S-4 was filed with the Securities and Exchange Commission on August 10, 2009 and the document is currently in review.  The registration statement contains a joint proxy statement/prospectus which will be provided to the members and stockholders of each of the parties for consideration in connection with meetings to be held to consider approval of the transaction.  It is presently anticipated that a meeting of the members of Blackhawk and closing of the transaction will occur in the fall of 2009.  Meanwhile, Blackhawk is required to operate its business in the ordinary course and has agreed not to seek an alternative business combination transaction.

A copy of the Amended Merger Agreement was filed as an exhibit to our Current Report on Form 8-K dated August 7, 2009 and is incorporated herein by reference.  The foregoing description of the Amended Merger Agreement is qualified in its entirety by reference to the full text of the Amended Merger Agreement.

We have several pre-existing relationships with REG.  REG purchased 1,000,000 of our Series A Units in our public offering which closed in March 2008.  In May 2008, REG supplied $21,700,000 in financing to us under a Subordinated Loan Agreement dated May 9, 2008 and a Convertible Subordinated Note.  We have issued 838,509 additional Class A Units to REG in lieu of cash interest otherwise due under the Convertible Subordinated Note.  The Convertible Subordinated Note is convertible into our Class A Units upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note at a conversion price of $2.00 per Unit.  REG also holds a warrant for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  We have a Management and Operational Services Agreement (“MOSA”) dated May 9, 2008 under which two REG affiliates, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (“REG Marketing”) have responsibility for the overall management of our plant, procurement of feedstocks, marketing of our production, and performance of administrative, sales and marketing functions for us.  The MOSA also provides for the extension of trade credit by REG Services and REG Marketing to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company and provides that REG Services is entitled to appoint one member to our board of managers.  We have also entered into toll processing agreements with REG Marketing on a monthly basis which provide for us to process feedstock into biodiesel for the account of REG Marketing during the months of May, June, July and August 2009.  The foregoing agreements have previously been filed as exhibits to reports filed by us with the Securities and Exchange Commission.  The foregoing description of those agreements is qualified in its entirety by reference to the full text of those agreements.

Fiscal Three Months Results of Operations

During the three months ended June 30, 2009, we have been processing feedstocks, principally animal fats, into biodiesel under month-to-month toll processing agreements.  These operations have allowed us to generate revenues sufficient to meet current cash operating expenses excluding principal and interest payments on debt.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended June 30, 2008.  The following table summarizes information from our financial statements and you should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	Three Months Ended June 30, 2009 (Unaudited)		Three Months Ended June 30, 2008 (Unaudited)
Statement of Operations Data:	Amount	Percent	Amount	Percent
Revenues	$1,615,925	100.00%	$—	—
Cost of Goods Sold	2,235,296	138.33%	—	—
Gross Loss	(619,371)	(38.33)%	—	—
Operating Expenses	(1,127,559)	(69.77)%	(362,186)	—
Operating Loss	(1,746,930)	(108.11)%	(362,186)	—
Other Income (Expense)	(451,423)	(27.94)%	47,527	—
Net Loss	$(2,198,353)	(136.04)%	$(314,659)	—

Revenues

Our revenues for the three months ended June 30, 2009 consisted of $1,615,925 in sales to REG Marketing. The sales to REG Marketing consisted of $74,275 in direct sales and $1,541,650 in payments received under toll processing agreements with REG Marketing.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended June 30, 2008.  Consequently, there is no comparison in revenues that can be made between the 2009 and 2008 periods.  Our revenues from operations are derived principally from sales of biodiesel.

We had no direct sales of biodiesel during the three month period ended June 30, 2009.  Revenues from our toll processing agreements are based on a per gallon production fee which varies based on the quantity produced.

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

Cost of Goods Sold

Our cost of goods sold in the three month period ended June 30, 2009 was $2,235,296.  Normally, the principal component of the cost of goods sold in the production of biodiesel is the soybean oil and animal fats feedstock that accounts for approximately 80% of the cost of operations of a biodiesel plant.  Other cost components normally include methanol and other chemicals used in the production process, natural gas and electricity to power the plant, labor and depreciation on plant and equipment.  Cost of goods sold would also reflect gain or loss in the fair value of commodities derivative instruments utilized to protect against variations in the feedstock and biodiesel markets.  We are currently operating pursuant to toll processing agreements under which we produce biodiesel for the account of REG and other third parties using feedstock supplied by REG and the third parties.  Under the toll processing agreements, because we do not purchase feedstocks and sell biodiesel for our own account, the current principal components of our cost of goods sold are payments to REG under our MOSA, utilities and depreciation.

Cost of goods sold was approximately 138% of our revenues during the period ended June 30, 2009.  This is principally a result of our low plant utilization during the period and high depreciation relative to our level of operations.  Our plant utilization during the three month period was approximately 34% of our plant capacity.

The market price for soybean oil relative to the market price for biodiesel has made it difficult for our plant and others in the industry to operate profitably.  Our pretreatment facility for animal fats was completed in March 2009.  Our ability to utilize animal fats, which have historically been less costly than soybean oil, has improved our ability to operate on a cash breakeven basis.  However, this development has not improved our financial position sufficiently to allow us to operate successfully as an independent producer and we have found it necessary to enter into toll processing agreements with REG in order to operate at a level that is marginally sustainable from a current operating standpoint.  We have been operating under toll processing agreements using animal fat feedstocks.  Greater demand for animal fats in the biodiesel industry could increase the price of animal fats and reduce the favorable impact that animal fats have on our results even in a toll processing mode of operation.

Operating Expenses

For the three months ended June 30, 2009, our operating expenses increased $765,373 or 211% from $362,186 to $1,127,559 as compared to the three months ended June 30, 2008.  The increase was primarily due to a $461,923 increase in professional fees, which reflects expense incurred in connection with our proposed combination transaction with REG and two other biodiesel producers during the three months ended June 30, 2009.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2009 was ($451,423) compared to other income of $47,527 in the three months ended June 30, 2008.  The result in the June 30, 2009 period was attributable to interest expense on financing for our plant and operations, which totaled $737,549.  This expense offset other income in the amount of $284,152 reflecting a change in the fair value of an interest rate swap agreement and a small amount of other income and interest income.  By contrast, during the three months ended June 30, 2008, we earned $95,479 in interest income, which was the result of the investment of the proceeds of our public offering of Units during that period.  The $498,950 difference in the other income (expense) results for the periods is a direct consequence of the investment of the proceeds of our offering and financing proceeds in the construction and commencement of operations of our plant.

Net Loss

Our net loss for the three months ended June 30, 2009 was $2,198,353 which was principally a consequence of our loss from operations and interest expense.  In the three months ended June 30, 2008, we had a net loss of $314,659, which was the result of the excess of operating expenses over interest income during that period.  The increase in net loss between the periods was $1,883,694 or 599%.

Fiscal Six Months Results of Operations

Following the completion of our plant and commencement of plant operations to process biodiesel from soybean oil feedstock, we received our first revenues from operations and transitioned from the development stage to the operations stage at the beginning of 2009.  Construction of a preliminary treatment facility to process animal fats at our plant was substantially completed on March 23, 2009. Beginning in March 2009, we have been processing feedstocks, principally animal fats, into biodiesel under month-to-month toll processing agreements, which has allowed us to generate revenues sufficient to meet current cash operating expenses excluding principal and interest payments on debt.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the six months ended June 30, 2008.  The following table summarizes information from our financial statements and you should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	Six Months Ended June 30, 2009 (Unaudited)		Six Months Ended June 30, 2008 (Unaudited)
Statement of Operations Data:	Amount	Percent	Amount	Percent
Revenues	$3,530,276	100.00%	$—	—
Cost of Goods Sold	5,798,936	164.26%	—	—
Gross Loss	(2,268,660)	(64.26)%	—	—
Operating Expenses	(1,996,180)	(56.54)%	(921,047)	—
Operating Loss	(4,264,840)	(120.81)%	(921,047)	—
Other Income (Expense)	(1,186,953)	(33.62)%	792,508	—
Net Loss	$(5,451,793)	(154.71)%	$(128,539)	—

Revenues

We received our first revenues from operations at the beginning of 2009.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the six months ended June 30, 2008.  Consequently, there is no comparison in revenues that can be made between the 2009 and 2008 periods.  Our revenues from operations are derived principally from sales of biodiesel.

Our revenues for the six months ended June 30, 2009 consisted of $3,480,543 in sales to REG Marketing and $49,733 from government biodiesel incentive programs.  The sales to REG Marketing consisted of $1,850,709 in direct sales and $1,629,833 in payments received under toll processing agreements with REG Marketing.  Because our revenues were generated principally from the production of biodiesel under toll processing agreements with REG following completion of our animal fat pretreatment facility, most of our revenues in the six month period were received in the final three months of the period.

We had direct sales of approximately 900,000 gallons of biodiesel during the six month period ended June 30, 2009, all of which occurred in the first three months of the period.  Revenues from our toll processing agreements are based on a per gallon production fee which varies based on the quantity produced.

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

Cost of Goods Sold

Our cost of goods sold in the six month period ended June 30, 2009 was $5,798,936.  Normally, the principal component of the cost of goods sold in the production of biodiesel is the soybean oil and animal fats feedstock that accounts for approximately 80% of the cost of operations of a biodiesel plant.  Other cost components normally include methanol and other chemicals used in the production process, natural gas and electricity to power the plant, labor and depreciation on plant and equipment.  Cost of goods sold would also reflect gain or loss in the fair value of commodities derivative instruments utilized to protect against variations in the feedstock and biodiesel markets.  Beginning in March 2009, we have been operating pursuant to toll processing agreements under which we produce biodiesel for the account of REG and other third parties using feedstock supplied by REG and the third parties.  Under the toll processing agreements, because we do not purchase feedstocks and sell biodiesel for our own account, the current principal components of our cost of goods sold are payments to REG under our MOSA, utilities and depreciation.

Cost of goods sold was approximately 164% of our revenues during the period ended June 30, 2009.  This is principally a result of our low plant utilization during the period, high cost of feedstocks relative to biodiesel prices during our start-up operations at the beginning of 2009 and high depreciation relative to our level of operations.  Our plant utilization during the six months period was approximately 21% of our plant capacity.  These factors were offset to a small extent by a gain on commodities derivative instruments.

The market price for soybean oil relative to the market price for biodiesel has made it difficult for our plant and others in the industry to operate profitably.  Our pretreatment facility for animal fats was completed in March 2009.  Beginning in March 2009, our ability to utilize animal fats, which have historically been less costly than soybean oil, has improved our ability to operate on a cash breakeven basis.  However, this development has not improved our financial position sufficiently to allow us to operate successfully as an independent producer and we have found it necessary to enter into toll processing agreements with REG in order to operate at a level that is marginally sustainable from a current operating standpoint.  Since March 2009, we have been operating under toll processing agreements using animal fat feedstocks.  Greater demand for animal fats in the biodiesel industry could increase the price of animal fats and reduce the favorable impact that animal fats have on our results even in a toll processing mode of operation.

Operating Expenses

For the six months ended June 30, 2009, operating expenses increased $1,075,133 or 117% from $921,047 to $1,996,180 as compared to the six months ended June 30, 2008.  The increase was due to a $510,488 increase in professional fees expense and a $564,645 increase in general and administrative expense, which reflects expense incurred in connection with our proposed combination transaction with REG and two other biodiesel producers and greater expense incurred in connection with our continued start-up of operations in the six months ended June 30, 2009.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2009 was ($1,186,953) compared to other income of $792,508 in the six months ended June 30, 2008.  The result in the June 30, 2009 period was attributable to interest expense on financing for our plant and operations, which totaled $1,466,209, which offset a $270,676 change in the fair value of an interest rate swap agreement and a small amount of other income and interest income.  By contrast, during the six months ended June 30, 2008, we earned $840,460 in interest income, which was the result of the investment of the proceeds of our public offering of Units during that period.  The $1,979,461 difference in the other income (expense) results for the periods is a direct consequence of the investment of the proceeds of our offering and financing proceeds in the construction and commencement of operations of our plant.

Net Loss

Our net loss for the six months ended June 30, 2009 was $5,451,793 which was principally a consequence of our loss from operations and interest expense.  In the six months ended June 30, 2008, we had a net loss of $128,539, which was the result of an excess of operating expenses over interest income during that period.  The increase in net loss between the periods was $5,323,254 or 4,141%.

Financial Position

Balance Sheet Data:	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets:
Current Assets	$3,956,090	$9,266,530
Property, Plant and Equipment, net	64,345,851	63,896,817
Other Assets	307,025	368,431
Total Assets	$68,608,966	$73,531,778

Liabilities and Members’ Equity:
Current Liabilities	$6,986,000	$6,371,911
Long-Term Debt	43,599,989	44,411,476
Members’ Equity	18,022,977	22,748,391
Total Liabilities and Members’ Equity	$68,608,966	$73,531,778

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

At June 30, 2009, we had cash and restricted cash totaling $2,681,897, a decrease of $4,893,141 or 65% from $7,575,038 at December 31, 2008.  The decrease was a consequence of the use of cash in operations.  Accounts receivable and the federal blenders credit at June 30, 2009 amounted to $878,500 against no accounts receivable or blenders credit at December 31, 2008.  Inventories of $60,427 at June 30, 2009 reflected a decrease of $1,262,429 or 95% from $1,322,856 in inventories at December 31, 2008.  The reduced inventories and increased accounts receivable reflected the conversion of inventories to receivables during a period of reduced plant operations and the generation of receivables from toll processing operations which did not involve ownership of significant feedstocks or product by us.  Total current assets at June 30, 2009 were $3,956,090, a reduction of $5,310,440 or 57% from $9,266,530 at December 31, 2008.

Net property, plant and equipment of $64,345,851 at June 30, 2009 was essentially unchanged from $63,896,817 at December 31, 2008.  The principal shift within the category was the move of construction in process assets to completed buildings and plant and process equipment.  Depreciation increased from $204,920 to $1,934,879 which reflected depreciation on most of our plant and equipment since placement in service.

Total assets of $68,608,966 at June 30, 2009 declined from $73,531,778 at December 31, 2008, principally as a result of decreased current assets and an increase in accumulated depreciation.

As of June 30, 2009, we had current liabilities of $6,986,000 compared to $6,371,911 at December 31, 2008, an increase of $614,089 or 9%.  The increase was attributable principally to the addition of current maturities of long-term debt, drawings on our line of credit and increases in accounts payable.  Included in current liabilities were current maturities of long-term debt of $2,465,004, construction payable of $840,882 and an interest rate swap liability at fair value of $1,142,361. The interest rate swap liability declined $270,676 or 192% from $1,413,037 at December 31, 2008 due to the decrease in interest rates during the period.

Long-term debt at June 30, 2009 was $43,599,989 compared to $44,411,476 at December 31, 2008, a difference of $811,489 or 2%.  This reflected the shift of current payments on long term debt to current liabilities.

Our accumulated deficit of $12,328,083 at June 30, 2009 increased $5,451,793 or 79% from $6,876,290 at December 31, 2008.  Total members’ equity at June 30, 2009 was $18,022,977 compared to $22,748,391 at December 31, 2008, a decline of $4,725,414 or 21%.

Liquidity and Capital Resources

Construction of the animal fat pre-treatment facility for our plant was completed and operation of that facility commenced in late March 2009.  Due to market conditions, particularly with respect to soybean oil feedstock, our plant as a whole operated only sporadically between January 1, 2009 and March 31, 2009.  As a consequence, we generated only $1,914,354 in revenues in the first quarter of 2009 and did not replenish working capital used to fund fixed and variable costs incurred during the first quarter of 2009.  In the second quarter of 2009, the availability of our animal fat pretreatment facility allowed us to operate our plant using animal fat feedstock and we entered into monthly toll processing agreements with REG Marketing in the second quarter to process animal fat feedstock into biodiesel.  This resulted in revenues of $1,615,925 in the second quarter.  Although our second quarter revenues were less than revenues in the first quarter, the second quarter revenues were predominantly derived from toll processing which requires less related expense and results in better cash flow and liquidity consequences.  Principal payments on our outstanding term loan agreement with Fifth Third, which commenced in April, were deferred following our principal payment in April, which reduced demands on our cash position during the balance of the quarter.  Consequently, we were able to meet current cash obligations directly related to our production operations during the second quarter of 2009 and reduce the rate of deterioration of our working capital.

Our working capital position, however, remains inadequate.  Our first principal payment on our term loan from Fifth Third, in the amount of $205,417, was made on April 1, 2009.  Monthly principal payments have been deferred since that date and we are presently in negotiations with Fifth Third to amend the terms of our loan and reschedule payments.  Subject to the outcome of those negotiations, at some point in the future we will find it necessary to use cash resources to make our principal payments, together with accrued interest, on our term loan from Fifth Third.

Our ability to manage a very restricted working capital scenario depends on a number of factors.

First, our ability to continue to produce biodiesel under toll processing agreements with REG Marketing on a month-to-month or longer term basis will be essential to our ability to operate and generate cash to meet current obligations.  We do not have adequate cash resources to finance normal operations which would include the necessity to pay for feedstocks, hedging and other operating expenses on a current basis while providing normal credit terms in the biodiesel market.

Second, our commitment from Fifth Third to provide $5,000,000 in revolving credit expired on May 8, 2009 and the availability of current credit from Fifth Third remains subject to our negotiations with Fifth Third regarding our term loan and general credit availability.  There is no assurance that our negotiations with Fifth Third will be successful or that we will obtain revolving credit from Fifth Third in the amount of $5,000,000 or any other amount.  Even if Fifth Third extends revolving credit to us on the same or similar terms as the prior credit, the amount available to us will depend on our ability to generate inventories and receivables that qualify for drawings by us.  Under the original terms of the revolving credit, the credit was available only to the extent of 50% of qualifying inventories and 75% of qualifying receivables.  Thus, our ability to qualify for drawings will very likely depend on our ability to acquire inventories and generate receivables, which itself depends on the availability of working capital.  Consequently, revolving credit is not an immediate solution to our working capital needs.

Third, the extension of credit by REG Marketing under the REG Services Agreement, which provides for the extension of trade credit upon the sale of biodiesel production by us unrelated to our toll processing agreements, is also limited and does not respond adequately to our current working capital needs.

Fourth, in current market conditions, it is difficult to obtain any financing for feedstock and other production inputs from vendors or other sources of feedstock and inputs.  Most importantly, our Oil Feedstock Supply Agreement with Bunge does not provide for any deferred payment of financing that would, in effect, reduce or defer working capital needs.

Fifth, it is also very difficult to obtain advance or immediate payment from biodiesel customers for product ordered and delivered.  Again, this is a characteristic of the condition of the biodiesel industry today.  This has made it necessary for us to rely on toll processing agreements with REG which result in lower accounts receivable and earlier payment terms.  While tolling arrangements reduce our working capital requirements, they do not provide sufficient working capital for normal operations.

Finally, the relationship of feedstock prices, principally the price of soybean oil, and the price of biodiesel in the market typically results in a very small margin of profit on biodiesel production and sales, and frequently results in operating losses when prices are matched for any given day or period.  Tolling agreements alleviate this risk but do not build adequate working capital to assume or manage the risk encountered normal operations.

We have attempted to address both our working capital and profit and loss issues by selectively entering into purchase orders with customers in circumstances where the price of inputs and product yield an operating profit and positive cash flow.  We have had limited success with this approach to reducing our decline in working capital.

The toll processing agreements that we have entered into with REG Marketing have provided a margin to us for processing feedstock owned and provided to us by REG Marketing into biodiesel to be sold by REG Marketing.  Because we do not take title to either the feedstock or product, our working capital requirements are substantially reduced in tolling arrangements.  Generally, such tolling agreements may be quite short term, amounting to little more than a limited quantity purchase order, or could be of a longer duration, such as several months or even one or two years.  Our agreements with REG Marketing have been entered into on a monthly basis. Unless a tolling agreement relates to substantially our entire capacity, we could combine tolling with the processing of biodiesel under purchase orders to maximize utilization of our plant.  However, limitations on commingling of feedstock and product limit our ability to process biodiesel outside the tolling arrangement for ourselves or other parties.  If the tolling arrangement requires only a small portion of our capacity, we could find ourselves in a position of incurring more in fixed and variable costs than the tolling arrangement would cover, which could result in a drain on working capital rather than a benefit to us.

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

A significant challenge to us will be our ability to make timely payments on our term loan from Fifth Third.  Our first principal payment on the loan, in the amount of $205,417, was made on April 1, 2009.  Subsequent principal payments due on the first of each month in the amount of $205,417 have been deferred with the consent of Fifth Third pending completion of negotiations with Fifth Third to modify and extend the schedule of principal payments on the loan and make other modifications in the terms of the agreement.  Under our term loan agreement, we have deposited $2,000,000 in a debt service account with Fifth Third which can be drawn on by the bank in the event of any failure on our part to make a payment when due, but that does not replace any obligation to pay by us.  Any failure on our part to make a payment to Fifth Third, without the consent of or waiver by Fifth Third, would constitute a default under the term loan agreement and could lead to action on the part of Fifth Third to collect payment, accelerate the maturity of the loan, foreclose on our plant as collateral for its loan and place us into bankruptcy.  Although we will take any action possible to forestall these eventualities, our inability to operate successfully could lead to one or more of these consequences.  In addition, our term loan agreement contains a number of covenants that we currently fail to meet which, if not modified, could also lead to the same consequences.  Although we would seek deferrals, waivers or amendments of any covenant that we breach or threaten to breach, there is no assurance that Fifth Third would agree to any action that would reduce the effectiveness of any covenant.

Our subordinated debt financing with REG Ventures does not provide for immediate principal payments and allows interest payments to be made in the form of our Class A Units instead of cash, at our election.  Through the year ended December 31, 2008 and the first six months of fiscal year 2009, we have made all interest payments to REG Ventures in the form of units, amounting to 542,224 units for interest due in the year ended December 31, 2008 and 296,285 units for interest due in the first six months of 2009.  However, the agreement with REG Ventures also contains provisions similar to those contained in the term loan agreement with Fifth Third and a cross-default provision that treats a default on the Fifth Third agreement as a default on the REG Ventures Agreement.

The foregoing circumstances and uncertainties raise substantial doubt about our ability to continue as a going concern, as discussed in Note 8 to our financial statements for the six months ended June 30, 2009.  If we find that it is impossible to operate profitably, reduce the working capital that we require, generate enough working capital to continue to operate, locate additional debt or equity financing to fulfill our needs, comply with covenants on our loans or make debt payments when due, we may find it necessary to curtail operations of our plant, attempt to enter into a merger, acquisition or roll-up transaction with a stronger partner, consider reorganization in bankruptcy or liquidate our company.  Our proposed combination with REG and other parties as provided in the Amended Merger Agreement is intended to address these issues.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 8 to our financial statements for the six months ended June 30, 2009, our significant operating losses, economic state of the biodiesel industry and volatile commodities prices raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering price for the Units was $2.00 per Unit, for a minimum offering of $20,000,000 and a maximum of $35,000,000.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  We incurred $656,411 in total offering expenses, of which approximately $500,000 was paid from resources other than proceeds of the offering and approximately $150,000 was paid from the proceeds of the offering.  The total offering expenses have been charged against equity for accounting purposes.  No underwriting or finder fees or expenses were incurred in the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  The following table sets forth a reasonable estimate of the use of our offering proceeds through June 30, 2009:

From December 15, 2006 to June 30, 2009

Total Offering Proceeds	$25,102,000
Offering Expenses Paid from Proceeds (1)	150,000
Offering Proceeds Net of Offering Expenses	$24,952,000
Use of Proceeds:
Purchase of Assets under Construction	$5,400,000
Site Development Expenses	150,000
Financing Fees and Expenses	750,000
Establishment of Debt Service Fund	2,000,000
Interest	680,000
Construction Costs	11,101,000
Equipment and Inventories	30,000
Preproduction Period and Operating Expenses	3,985,000
Insurance	150,000
Professional and Printing Fees	60,000
Total Offering Proceeds Used	$24,306,000
Offering Proceeds Remaining Available for Use	$646,000

(1)  Total Offering Expenses were $656,411.  Approximately $150,000 of such expenses was paid from the proceeds of the offering.  The balance of the offering expenses was paid from other resources prior to the availability of the offering proceeds.

The balance of the proceeds of the offering is being used to complete construction of our biodiesel facility and commence operations.

The Company entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for 1,980,488 shares of common stock of REG delivered to BCA under the terms of our Purchase Agreement for the under-construction assets of the Danville facility.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge.  Interest is based on LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  In accordance with this provision, the Company issued Class A Units to REG on in satisfaction of interest accrued through June 30, 2009 as follows:

Interest Payment Due Date	Interest Payment Amount	Unit Issuance Date	Units Issued
June 30, 2008	$239,875	August 13, 2008	119,937
September 31, 2008	414,162	October 8, 2008	207,080
December 31, 2008	430,414	January 14, 2009	215,207
March 31, 2009	295,965	May 8, 2009	147,982
June 30, 2009	296,607	July 16, 2009	148,303
	$1,677,023		838,509

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

None

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
10.1

Amended and Restated Agreement and Plan of Merger by and among REG Newco, Inc., REG Danville, LLC, Blackhawk Biofuels, LLC and Renewable Energy Group, Inc. executed August 7, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated August 7, 2009)

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

BLACKHAWK BIOFUELS, LLC

Date: August 19, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: August 19, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)