Form 10-Q/A
period 2009-06-30
Blackhawk Biofuels, LLC
filed 2009-10-02
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q of Blackhawk Biofuels, LLC for the three months and six months ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 19, 2009, is being filed to correct an error in our unaudited condensed balance sheet as of June 30, 2009, to restate our unaudited condensed balance sheet as of June 30, 2009 and make related disclosures.

On September 30, 2009, our management concluded that our previously issued unaudited condensed balance sheet as of June 30, 2009, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the U.S. Securities and Exchange Commission on August 19, 2009, contained an error and should no longer be relied upon.  The unaudited condensed balance sheet as of June 30, 2009, included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, treated our term loan with Fifth Third Bank as long-term debt, except the current maturities thereof.  Because we were not in compliance with certain covenants on June 30, 2009, we have determined that we did not record this debt correctly and that the debt should be reclassified as a current liability in its entirety.  The reason that we did not previously record the bank term loan as a current liability was based on our understanding that Fifth Third Bank was willing to renegotiate the terms of the term loan, including the applicable covenants, to eliminate the noncompliance.  As of September 30, 2009, however, no waiver, forbearance or amendment of the term loan has been executed that would resolve the issue.  Accordingly, we have reclassified approximately $22,000,000 from long-term debt to current maturities of long-term debt as of June 30, 2009.  The effect of the reclassification of the bank term loan did not affect our balance sheet as of December 31, 2008 or our statements of operations or statements of cash flows for the relevant periods as at that time we were not out of compliance with any covenants.

Although we remain not in compliance with the covenants applicable to our term loan, Fifth Third Bank has not taken action to declare a default or accelerate payment of the outstanding balance of our term loan.  Our discussions with Fifth Third Bank are continuing and we believe that it will be possible to reach agreement on an amendment to our term loan agreement that will resolve our noncompliance issues and amend the covenants applicable to the term loan.

The decision to restate our unaudited condensed balance sheet as of June 30, 2009 was approved by our audit committee, Chair and Treasurer on September 30, 2009.  Members of our audit committee and management have discussed the above matters with our independent registered public accounting firm.

In addition, we have revised the conclusion in Part I, Item 4 as to management’s conclusion regarding the effectiveness of disclosure controls and procedures to conclude that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

The following items have been amended in our Quarterly Report on Form 10-Q as a result of, and to reflect, the restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 6, Exhibits

For the convenience of the reader, this Amended Quarterly Report on Form 10-Q amends and restates in its entirety our Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2009.  However, this Amended Quarterly Report on Form 10-Q amends only items referred to above, in each case as a result of and to reflect the adjustments discussed above.  No other information in the Quarterly Report on Form 10-Q is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the filing of the Quarterly Report on Form 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the Quarterly Report on Form 10-Q represented management’s views as of August 19, 2009, the date of filing of the Quarterly Report on Form 10-Q for the three months and six months ended

June 30, 2009.   Such forward-looking statements should not be assumed to be accurate as of any other date. We undertake no duty to update such information in this Amended Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated October 2, 2009 in connection with this Amended Quarterly Report on Form 10-Q (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 2, 2009 (but otherwise identical to their prior statements).

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACKHAWK BIOFUELS, LLC

Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$36,198	$730,234
Restricted cash	2,645,699	6,844,804
Federal blenders credit	14,386	—
Accounts receivables - related party	864,114	—
Other receivables	200,000	200,000
Inventories	60,427	1,322,856
Deposits	5,200	—
Prepaid expenses	130,066	168,636
Total current assets	3,956,090	9,266,530

Property, Plant and Equipment
Buildings	23,349,790	11,553,691
Computers and office equipment	162,573	161,665
Plant and process equipment	37,310,690	36,809,408
Site improvements	5,457,677	5,457,677
Construction in process	—	10,119,296
Total property, plant and equipment	66,280,730	64,101,737
Less accumulated depreciation	1,934,879	204,920
Net property, plant and equipment	64,345,851	63,896,817

Other Assets
Debt issuance costs, net of amortization	307,025	368,431
Total other assets	307,025	368,431

Total Assets	$68,608,966	$73,531,778

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$24,444,583	$1,848,753
Line of credit	733,250	—
Accounts payable	769,478	214,221
Accounts payable - related party	365,567	64,088
Construction payable - related party	840,882	2,109,985
Commodity derivative instruments, at fair value	—	95,712
Interest rate swap, at fair value	1,142,361	1,413,037
Accrued expenses	237,992	58,216
Accrued interest	431,466	567,899
Total current liabilities	28,965,579	6,371,911

Long-Term Debt, net of $79,590 and $89,771 unamortized debt discount at June 30, 2009 and December 31, 2008, respectfully	21,620,410	44,411,476

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,767,456 and 16,404,267 units outstanding at June 30, 2009 and December 31, 2008, respectively	29,360,936	28,634,557
Additional paid in capital	990,124	990,124
Deficit accumulated	(12,328,083)	(6,876,290)
Total members’ equity	18,022,977	22,748,391

Total Liabilities and Members’ Equity	$68,608,966	$73,531,778

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$1,615,925	$—	$3,480,543	$—
Federal incentives	—	—	49,733	—
Total	1,615,925	—	3,530,276	—

Cost of Goods Sold, including change in fair value of commodities derivative instruments	2,235,296	—	5,798,936	—

Gross Loss	(619,371)	—	(2,268,660)	—

Operating Expenses
Professional fees	546,305	84,382	901,934	391,446
General and administrative	581,254	277,804	1,094,246	529,601
Total	1,127,559	362,186	1,996,180	921,047

Operating Loss	(1,746,930)	(362,186)	(4,264,840)	(921,047)

Other Income (Expense)
Other income	119	18,777	3,655	18,777
Interest income	1,855	95,479	4,925	840,460
Change in fair value of interest rate swap agreement	284,152	(66,729)	270,676	(66,729)
Interest expense	(737,549)	—	(1,466,209)	—
Total	(451,423)	47,527	(1,186,953)	792,508

Net Loss	$(2,198,353)	$(314,659)	$(5,451,793)	$(128,539)

Weighted Average Units Outstanding- Basic	16,619,474	16,064,269	16,603,931	11,023,442

Net Loss Per Unit - Basic	$(0.13)	$(0.02)	$(0.33)	$(0.01)

Weighted Average Units Outstanding- Diluted	16,619,474	16,064,269	16,603,931	11,023,442

Net Loss Per Unit - Diluted	$(0.13)	$(0.02)	$(0.33)	$(0.01)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5,451,793)	$(128,539)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	—	147,043
Units issued in exchange for services	—	52,500
Depreciation and amortization	1,801,548	3,184
Unrealized gain (loss) on interest rate swap	(127,751)	51,392
Unrealized gain (loss) on commodities derivative instruments	(48,712)
Change in assets and liabilities:
Other receivables	—	(168,777)
Accounts receivable - related party	(864,114)	—
Federal blenders credit	(14,386)	—
Deposits	(5,200)	—
Inventories	1,262,429	(206,540)
Prepaid expenses	38,570	(179,048)
Accounts payable	555,257	(92,442)
Accounts payable - related party	301,479	—
Accrued expenses	769,722	337,112
Construction payable - related party	(1,269,103)	—
Commodities derivative instruments	(47,000)	—
Cash settlements of interest rate swap	(142,925)	—
Net cash used in operating activities	(3,241,980)	(184,115)

Cash Flows from Investing Activities
Change in restricted cash	4,199,105	(17,038,892)
Capital expenditures	(12,298,289)	(3,863)
Construction in process	10,119,296	(31,169,236)
Net cash provided by (used in) investing activities	2,020,112	(48,211,991)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(429,837)
Member contributions received	—	25,102,000
Proceeds from construction loan	—	23,801,536
Payments for construction loan	(205,417)	—
Proceeds from line of credit	880,000	—
Payments for line of credit	(146,750)	—
Payments for deferred offering costs	—	(86,617)
Forfeited deposit	—	2,500
Net cash provided by financing activities	527,833	48,389,582

Net Decrease in Cash	(694,036)	(6,524)

Cash – Beginning of Period	730,234	7,042

Cash – End of Period	$36,198	$518

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Capitalized interest	$—	$427,847
Interest paid	$804,675	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$—	$21,700,000
Construction costs included in construction payable	$840,882	$398,033
Deferred offering cost offset against equity	$—	$656,411
Debt discounted from issuance of warrants	$—	$102,652
Units issued to pay accrued interest	$726,379	$—

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

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments and reclassification of our long-term debt as noted in Note 10. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Subsequent Events

The Company has evaluated subsequent events through August 19, 2009, except for the event as further described in Note 5 as to which the date is October 2, 2009.

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The following tables provide details regarding the Company’s derivative financial instruments at June 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
As of June 30	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative not designated as hedging instrument under Statement 133

Interest rate swap		—	Interest rate swap	$1,142,361

Total derivative not designated as hedging instrument under Statement 133		$—		$1,142,361

Total Derivative		$—		$1,142,361

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Loss Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives - Three Months ended June 30, 2009	Amount of Loss Recognized in Income on Derivatives - Three Months ended June 30, 2008	Amount of Gain Recognized in Income on Derivatives - Six Months ended June 30, 2009	Amount of Loss Recognized in Income on Derivatives - Six Months ended June 30, 2008
Commodities derivative instruments	Cost of goods sold	$(4,125)	—	$48,272	—

Interest rate swap	Change in fair value of interest rate swap agreement	284,152	(66,729)	270,676	(66,729)

Total		$280,027	$(66,729)	$318,948	$(66,729)

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

Interest accrued on the outstanding balance of the loan at June 30, 2009 and December 31, 2008 at 3.07% and 4.65%, respectively.  The term loan will mature on November 3, 2011. Fixed principal payments totaling $205,417 plus applicable interest commenced during April 2009.  The Company paid the April payment timely as scheduled.  The Company received a proposed second amendment to its loan agreement from its bank which defers principal payments, allows for interest only payments through December 2009 and extends compliance dates for financial covenants.  The bank has allowed the Company to operate under these terms during the quarter ended June 30, 2009.  The Company has paid the interest portion of the scheduled payments timely during the quarter ended June 30, 2009 through October 2, 2009.  The Board approved the proposed amendment during July 2009; however no definitive amendment has been signed by any party as of October 2, 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date.  The Company is subject to certain financial covenants beginning June 30, 2009.  However, based on the proposed second amendment to the loan agreement, the covenants will not commence until January 1, 2010.  As of June 30, 2009 and October 2, 2009, the Company was not in compliance with the maximum fixed charge coverage ratio or maximum funded debt to EBITDA ratio covenants as stated in the original loan agreement.  As of October 2, 2009, the Company has not made principal payments on the loan pursuant to a verbal understanding with its bank based on the terms of the proposed second amendment to the loan agreement as received from its bank.  Although the Company has been allowed to operate pursuant to the terms in the proposed second amendment to the loan agreement, the amendment has not yet been formally executed.  Because the Company has not yet signed a definitive amendment with the bank, the term loan balance has been classified as a current maturity of long-term debt as of June 30, 2009.  The bank is engaged in working with the Company to reach amended terms on the loan agreement and have not declared the Company in default under the loan agreement at October 2, 2009.  Due to the Company being out of compliance with its covenants as of June 30, 2009, the Company has classified all outstanding debt under this agreement as a current liability.

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

Long-term debt, as discussed above and excluding the net debt discount of $79,590, consists of the following at June 30, 2009:

Construction note	$24,444,583
Subordinated debt	21,700,000
Totals	46,144,583
Less amounts due within one year	24,444,583

Net long-term debt	$21,700,000

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009 and December 31, 2008

The estimated maturities of long-term debt at June 30, 2009 are as follows:

2009	$24,444,583
2010	—
2011	—
2012	—
2013	21,700,000

Total long-term debt	$46,144,583

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

10. RESTATEMENT

On September 30, 2009, the Company’s management and audit committee recommended and determined that its condensed financial statements as of June 30, 2009 as reported on Form 10-Q should not be relied upon due to an error that occurred regarding the long-term classification of the Company’s bank term loan.  The Company had the term loan primarily classified as long-term and subsequently determined, due to those situations as described further in Note 5, the loan balance at June 30, 2009 should be reclassified as a current liability.  The effects of this error on the financial statements were as follows:

Balance Sheet	June 30 , 2009	June 30, 2009
	(As previously reported)	(As restated)

Current maturities of long-term debt	$2,465,004	$24,444,583
Long-term debt	$43,599,989	$21,620,410

The above error had no effect on the June 30, 2009 statement of operations or cash flow.

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

Restatement

This Amendment to Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2009, as filed on August 19, 2009.  This Amendment contains a restatement of our unaudited condensed balance sheet as of June 30, 2009 and related financial information to correct an accounting error regarding the classification of our term loan with Fifth Third Bank.

The correction of the error on our unaudited condensed balance sheet as of June 30, 2009 has resulted in the reclassification of approximately $22,000,000 from long-term debt to current maturities of long-term debt as of June 30, 2009.  All amounts in our Management’s Discussion and Analysis of Financial Condition and Results of Operations have been corrected, as appropriate, for the effects of the restatement.  Our balance sheet as of December 31, 2008 and statements of operations and statements of cash flows for the relevant periods have not been affected by the restatement.

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

Financial Position

Balance Sheet Data:	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets:
Current Assets	$3,956,090	$9,266,530
Property, Plant and Equipment, net	64,345,851	63,896,817
Other Assets	307,025	368,431
Total Assets	$68,608,966	$73,531,778

Liabilities and Members’ Equity:
Current Liabilities	$28,965,579	$6,371,911
Long-Term Debt	21,620,410	44,411,476
Members’ Equity	18,022,977	22,748,391
Total Liabilities and Members’ Equity	$68,608,966	$73,531,778

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

As of June 30, 2009, we had current liabilities of $28,965,579 compared to $6,371,911 at December 31, 2008, an increase of $22,593,668 or 355%.  The increase was attributable principally to the reclassification of our term loan with Fifth Third Bank from long-term debt to current maturities of long-term debt as a consequence of our failure to be in compliance with certain covenants in our term loan agreement which would permit Fifth Third Bank to declare our term loan in default if it chose to do so.  Current liabilities also increased due to drawings on our line of credit and increases in accounts payable.  Included in current liabilities were current maturities of long-term debt of $24,444,583, construction payable of $840,882 and an interest rate swap liability at fair value of $1,142,361. The interest rate swap liability declined $270,676 or 192% from $1,413,037 at December 31, 2008 due to the decrease in interest rates during the period.

Long-term debt at June 30, 2009 was $21,620,410 compared to $44,411,476 at December 31, 2008, a difference of $22,791,066 or 51%.  This reflected the reclassification of our term debt with Fifth Third Bank from long-term debt to current maturities on long-term debt.

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

Our working capital position, however, remains inadequate.  Our first principal payment on our term loan from Fifth Third, in the amount of $205,417, was made on April 1, 2009.  Monthly principal payments have been deferred since that date and we are presently in negotiations with Fifth Third to amend the terms of our loan and reschedule payments.  Subject to the outcome of those negotiations, at some point in the future we will find it necessary to use cash resources to make our principal payments, together with accrued interest, on our term loan from Fifth Third.  Our current failure to be in compliance with certain covenants in our term loan agreement would permit Fifth Third Bank to declare our term loan in default and require payment of the entire balance of our term loan if it chose to do so.

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

Because we are attempting to address our working capital needs in a market where it is very difficult to predict the feedstock and biodiesel prices or the success of any operating strategy, we cannot predict whether our strategies will be successful in the short or long term.  If we find that we are not able to operate profitably and either reduce the working capital that we require, generate enough working capital to continue to operate, renegotiate the terms of our long-term debt or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant.  If that occurs, the time and expense required to recommence operations may be significant and may itself be a significant barrier to continued operations.

A significant challenge to us will be our ability to make timely payments on our term loan from Fifth Third.  Our first principal payment on the loan, in the amount of $205,417, was made on April 1, 2009.  Subsequent principal payments due on the first of each month in the amount of $205,417 have been deferred based on a verbal understanding with Fifth Third pending completion of negotiations with Fifth Third to modify and extend the schedule of principal payments on the loan and make other modifications in the terms of the agreement.  Under our term loan agreement, we have deposited $2,000,000 in a debt service account with Fifth Third which can be drawn on by the bank in the event of any failure on our part to make a payment when due, but that does not replace any obligation to pay by us.  Any failure on our part to make a payment to Fifth Third, without the consent of or waiver by Fifth Third, would constitute a default under the term loan agreement and could lead to action on the part of Fifth Third to collect payment, accelerate the maturity of the loan, foreclose on our plant as collateral for its loan and place us into bankruptcy.  Although we will take any action possible to forestall these eventualities, our inability to operate successfully could lead to one or more of these consequences.  In addition, our term loan agreement contains a number of covenants that we currently fail to meet which, if not modified, could also lead to the same consequences.  Although we would seek deferrals, waivers or amendments of any covenant that we breach or threaten to breach, there is no assurance that Fifth Third would agree to any action that would reduce the effectiveness of any covenant.

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

The foregoing circumstances and uncertainties raise substantial doubt about our ability to continue as a going concern, as discussed in Note 8 to our financial statements for the six months ended June 30, 2009.  If we find that it is impossible to operate profitably, reduce the working capital that we require, generate enough working capital to continue to operate, comply with covenants on our loans or make debt payments when due, amend our term debt agreement with Fifth Third Bank, or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant, attempt to enter into a merger, acquisition or roll-up transaction with a stronger partner, consider reorganization in bankruptcy or liquidate our company.  Our proposed combination with REG and other parties as provided in the Amended Merger Agreement is intended to address these issues.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Our management, including our Chair, Ron Mapes, (the principal executive officer), and Ronald Fleugel, our Treasurer, (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon a material weakness relating to the lack of oversight in identifying and determining significant accounting transactions or situations that require adjustment or reclassification.  Our management will continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  A material weakness will not be considered remediated until the remedial procedure has operated for an appropriate period, has been tested, and management has concluded that it is operating effectively.

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

BLACKHAWK BIOFUELS, LLC

Date: October 2, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: October 2, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)