Form 10-Q
period 2009-09-30
Blackhawk Biofuels, LLC
filed 2009-11-13
CIK 1370552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BLACKHAWK BIOFUELS, LLC

Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$119,280	$730,234
Restricted cash	2,003,413	6,844,804
Accounts receivable - related party	332,921	—
Other receivable	200,000	200,000
Inventories	94,223	1,322,856
Deposits	4,200	—
Prepaid expenses	124,835	168,636
Total current assets	2,878,872	9,266,530

Property, Plant and Equipment
Buildings	23,349,790	11,553,691
Computers and office equipment	174,281	161,665
Plant and process equipment	37,366,452	36,809,408
Site improvements	5,457,677	5,457,677
Construction in process	—	10,119,296
Total property, plant and equipment	66,348,200	64,101,737
Less accumulated depreciation	2,874,044	204,920
Net property, plant and equipment	63,474,156	63,896,817

Other Assets
Debt issuance costs, net of amortization	276,322	368,431
Total other assets	276,322	368,431

Total Assets	$66,629,350	$73,531,778

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$24,444,583	$1,848,753
Line of credit	414,553	—
Accounts payable	863,127	214,221
Accounts payable - related party	491,589	64,088
Construction payable - related party	199,965	2,109,985
Commodity derivative instruments, at fair value	—	95,712
Interest rate swap, at fair value	1,159,080	1,413,037
Accrued expenses	360,722	58,216
Accrued interest	423,477	567,899
Total current liabilities	28,357,096	6,371,911

Long-Term Debt, net of $74,415 and $89,771 unamortized debt discount at September 30, 2009 and December 31, 2008, respectively	21,625,585	44,411,476

Members’ Equity
Member contributions, net of costs related to capital contributions, 16,915,759 and 16,404,267 units outstanding at September 30, 2009 and December 31, 2008, respectively	29,657,543	28,634,557
Additional paid in capital	990,124	990,124
Deficit accumulated	(14,000,998)	(6,876,290)
Total members’ equity	16,646,669	22,748,391

Total Liabilities and Members’ Equity	$66,629,350	$73,531,778

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$2,638,575	$—	$6,119,117	$—
Federal incentives	—	—	49,733	—
Total	2,638,575	—	6,168,850	—

Cost of Goods Sold	2,604,363	—	8,403,297	—

Gross Profit (Loss)	34,212	—	(2,234,447)	—

Operating Expenses
Professional fees	355,681	65,770	1,257,615	457,216
General and administrative	604,778	312,865	1,699,024	842,466
Total	960,459	378,635	2,956,639	1,299,682

Operating Loss	(926,247)	(378,635)	(5,191,086)	(1,299,682)

Other Income (Expense)
Other income	18		3,673	18,777
Loss on commodity derivative instruments	—	(264,598)	—	(264,598)
Interest income	1,630	51,165	6,555	891,625
Change in fair value of interest rate swap agreement	(16,719)	21,016	253,957	(44,972)
Interest expense	(731,598)	—	(2,197,807)	(741)
Total	(746,669)	(192,417)	(1,933,622)	600,091

Net Loss	$(1,672,916)	$(571,052)	$(7,124,708)	$(699,591)

Weighted Average Units Outstanding- Basic	16,729,513	16,165,230	16,729,513	12,741,032

Net Loss Per Unit - Basic	$(0.10)	$(0.04)	$(0.43)	$(0.05)

Weighted Average Units Outstanding- Diluted	16,729,513	16,165,230	16,729,513	12,741,032

Net Loss Per Unit - Diluted	$(0.10)	$(0.04)	$(0.43)	$(0.05)

Notes to Financial Statements are an integral part of this Statement.

BLACKHAWK BIOFUELS, LLC

Condensed Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(7,124,708)	$(699,591)
Adjustments to reconcile net loss to net cash from operations:
Compensation recognized from warrant issuance	—	256,308
Units issued as payment for interest incurred	592,572	—
Units issued in exchange for services	—	52,500
Depreciation and amortization	2,776,589	56,579
Realized loss on commodities derivative instruments	—	(1,079)
Unrealized loss on interest rate swap	(253,957)	(44,972)
Unrealized gain (loss) on commodities derivative instruments	(95,712)	264,598
Change in assets and liabilities:
Other receivables	—	(150,000)
Accounts receivable - related party	(332,921)	—
Deposits	(4,200)	—
Inventories	1,228,633	(206,540)
Prepaid expenses	43,801	(113,565)
Accounts payable	648,905	(107,754)
Accounts payable - related party	427,501	—
Accrued expenses	588,498	520,059
Net cash provided by (used for) operating activities	(1,504,998)	173,457

Cash Flows from Investing Activities
Proceeds from (payments for) restricted cash	4,841,391	(15,841,899)
Capital expenditures	(2,246,463)	(3,865)
Construction payable - related party	(1,910,020)	—
Construction in process	—	(32,583,675)
Net cash provided by (used for) investing activities	684,908	(48,429,439)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(446,967)
Member contributions received	—	25,102,000
Proceeds from construction loan	—	24,648,768
Payments for construction loan	(205,417)	—
Proceeds from line of credit	880,000	—
Payments for line of credit	(465,447)	—
Payments for deferred offering costs	—	(86,617)
Forfeited deposit	—	2,500
Net cash provided by financing activities	209,136	49,219,684

Net Increase (Decrease) in Cash	(610,954)	616,789

Cash — Beginning of Period	730,234	7,042

Cash — End of Period	$119,280	$623,831

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Capitalized interest	$—	$390,680
Interest paid	$1,211,777	$741

Supplemental Disclosure of Noncash Investing and Financing Activities
Non-operating assets exchanged for debt	$—	$21,700,000
Construction costs included in construction payable	$199,965	$3,289,387
Units issued to pay accrued interest	$430,414	$239,875

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

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

September 30, 2009 and December 31, 2008

Revenue Recognition

Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.

The Company is a registered blender of gasoline, diesel fuel, or kerosene outside the bulk transfer/terminal system pursuant to Internal Revenue Code Section 4101.  The Company blends a portion of its finished biodiesel with .01% diesel fuel prior to sale to its customers, to produce B99.9 biodiesel.  Those sales are eligible for a $1.00 federal tax refund (Federal Blenders Credit).  Since commencement of operations in January 2009, the Company has recognized approximately $49,740 of federal incentive income.  During the three months ended September 30, 2009, due to the terms of the tolling agreement with REG, the Company is no longer is entitled to and is not collecting these federal credits (see Note 7).

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Company’s construction loan and totaled $2,003,413 and $6,844,804 at September 30, 2009 and December 31, 2008, respectively.  The project funds to facilitate the construction of the plant and the animal fat processing facility have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender (See Note 6).  As of September 30, 2009 and December 31, 2008 there are no other bank or legal restrictions on this cash.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At September 30, 2009 and December 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least reasonably possible this estimate will change in the future.

One related party customer comprised 100% of trade accounts receivable at September 30, 2009.  Among other services, the related party provides management services for the Company.

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

September 30, 2009 and December 31, 2008

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

In 2008, the Company completed construction of its biodiesel production facilities, with installed capacity of 45 million gallons per year. The carrying value of these facilities at September 30, 2009 is approximately $63.5 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives.  Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at September 30, 2009; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the biodiesel industry, the future price of feedstocks in relation to the future price of biodiesel and the overall demand in relation to production and supply capacity.  Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities.  However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made in these financial statements for this uncertainty.

Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued.

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

September 30, 2009 and December 31, 2008

Net Loss per Unit

Net loss per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Warrants and unit options, representing 801,563 equivalent units, are not considered in the fully diluted calculation since they are anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB Accounting Standards Codification (ASC or Codification) to state that the Codification is to be the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after September 15, 2009.  The Company implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative GAAP, other than the guidance put forth by the SEC, on July 1, 2009. The implementation did not have a material impact on the Company’s financial statements.

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

Pursuant to the terms of the subordinated debt agreement with Renewable Energy Group (REG), as of September 30, 2009, the Company has issued a total of 838,509 units to REG as payment of the interest accrued on the subordinated debt (See Note 6) since commencement of the note, which totaled $1,677,023.  During the nine months ended September 30, 2009, the company issued 511,493 units for the payment of accrued interest and interest expense to REG of $1,022,980.  Subsequent to September 30, 2009 the company issued 146,560 units to REG in the amount of $293,121.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

3. INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$94,223	$1,248,549
Finished goods	—	74,307
Total	$94,223	$1,322,856

4. DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

FASB ASC 815-10-50 requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company adopted this statement effective with the first quarter of 2009.

As of September 30, 2009, the Company has entered into an interest rate swap agreement. FASB ASC 815-10-05 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  In the past, the Company has also used commodity derivative instruments but did not have any in place at September 30, 2009.

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  There were no hedge contracts that qualified for this treatment as of September 30, 2009 or December 31, 2008.

Commodity Contracts

The Company may engage in heating oil and soy oil commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on biodiesel sales and soy oil purchase commitments where the prices are set at a future date.  In addition, the Company may hedge anticipated sales of biodiesel to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value was recorded through earnings in the period of change.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

Derivative instruments changes in fair market value were included in cost of goods sold.  As of September 30, 2009, the Company did not have any outstanding soy oil or heating oil futures or options contracts nor did the Company engage in any commodities hedging activity during the quarter ended September 30, 2009.

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

At September 30, 2009, the Company had outstanding approximately a $24.44 million notional amount swap agreement that exchanges a variable interest rate (LIBOR) for fixed rate of interest over the term of the agreement that is not designated as an effective hedge for accounting purposes and the fair market value gains or losses are included in the results of operations and are classified in change in fair value of interest rate swap agreement.  This swap matures November 3, 2011.

The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
As of September 30	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative not designated as hedging instrument under FASB ASC 815-10-05

Interest rate swap		—	Interest rate swap	$1,159,080

Total derivative not designated as hedging instrument FASB ASC 815-10-05		$—		$1,159,080

Total Derivative		$—		$1,159,080

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

Derivatives not Designated as Hedging Instruments under FASB ASC 815-10-05	Location of Loss Recognized in Income	Amount of Loss Recognized in Income on Derivatives - Three Months ended September 30, 2009	Amount of Gain (Loss) Recognized in Income on Derivatives - Three Months ended September 30, 2008	Amount of Gain Recognized in Income on Derivatives - Nine Months ended September 30, 2009	Amount of Loss Recognized in Income on Derivatives - Nine Months ended September 30, 2008

Commodities derivative instruments	Cost of goods sold	$—	$—	$48,272	$—

Commodities derivative instruments	Other income/(expense)		(264,598)		(264,598)

Interest rate swap	Change in fair value of interest rate swap agreement	(16,719)	21,016	253,957	(44,972)

Total		$(16,719)	$(243,582)	$302,229	$(309,570)

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB ASC 820-10-05, as it applies to our financial instruments, and FASB ASC 825-10-10.  FASB ASC 820-10-05 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. FASB ASC 825-10-10 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value.

FASB ASC 825-10-10 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by FASB ASC 825-10-10.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

FASB ASC 820-10-05 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.

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

The following table provides information on those liabilities measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of September 30, 2009	September 30, 2009	Level 1	Level 2	Level 3

Interest rate swap	$(1,159,080)	$(1,159,080)	$—	$(1,159,080)	$—

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

Interest accrued on the outstanding balance of the term loan at the 30-day LIBOR rate plus 275 basis points until June 30, 2009, at which time the rate was based on the LIBOR rate plus basis points as determined by the Company’s EBITDA.  As of September 30, 2009, the Company’s interest rate totaled 3.07% which included 275 basis points.

Interest accrued on the outstanding balance of the loan at September 30, 2009 and December 31, 2008 at 3.07% and 4.65%, respectively.  The term loan will mature on November 3, 2011; however, as described further below, the loan is currently classified as current.  Fixed principal payments totaling $205,417 plus applicable interest commenced during April 2009.  The Company paid the April payment timely as scheduled.  During the quarter ended June 30, 2009, the Company received a proposed amendment from its bank which defers principal payments and allows for interest only payments through December 2009.  The bank has continued to allow the Company to operate under these terms during the quarter ended September 30, 2009 based on a verbal understanding.  The Board approved the proposed amendment during July 2009; however, no definitive amendment has yet been signed by any party as of November 13, 2009.  All remaining principal and accrued but unpaid interest shall be due and payable on the maturity date.

The Company is subject to certain financial covenants beginning with the fiscal quarter ending June 30, 2009.  As of September 30, 2009 and November 13, 2009, the Company was not in compliance with the June 30, 2009 and September 30, 2009 covenants as stated in the bank loan agreement.  As of November 13, 2009, the Company has not made principal payments on the loan pursuant to a verbal understanding with its bank of which is based on a proposed amendment as received from its bank.  Because the Company has not yet signed a definitive agreement with the bank, the term loan balance has been classified as a current maturity of long-term debt as of September 30, 2009.  However, based on the proposed amendment with its bank, the minimum fixed charge coverage ratio will not commence until the fiscal quarter ending June 30, 2010 and the maximum funded debt to EFITDA ratio will not commence until the fiscal quarter ending December 31, 2010.  The Company estimates that the bank fee related to the loan amendment will total approximately $61,000.  The bank is engaged in working with the Company to reach amended terms on the loan agreement and has not declared the Company in default under the loan agreement at November 13, 2009.

The revolving line of credit will accrue interest at the Company’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments.  The Company had a balance of $414,553 at September 30, 2009.  The Company had no outstanding balance on the line of credit as of December 31, 2008.  At September 30, 2009, the Company accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 3.32%.  The revolving note matured May 8, 2009 and has not yet been renewed.  The Company is currently in negotiations with the third party lender to extend the revolving line of credit to December 31, 2009.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

In addition, the third party lender has proposed an interest rate change to the 30-day LIBOR plus 400 basis points.  The proposed terms have been approved final by the Company however no definitive agreement has been signed with the bank.

The notes are secured by a mortgage and are subject to financial and other reporting covenants.   The Company must meet certain debt covenants per the terms of the agreement with the bank; these covenants are being negotiated under the proposed term sheet with the bank as noted above.

The Company entered into an interest rate swap agreement in relation with the aforementioned bank loan agreement in May 2008.  The swap agreement effectively fixes the Company’s interest rate at 3.67% on a notional amount of $24,445,000 of the Company’s loan through November 2011.  The fair market value of the interest rate swap agreement was a liability of approximately $1,159,000 and $1,413,000 and is recorded as a current liability as of September 30, 2009 and December 31, 2008, respectively.  The interest rate swap agreement is not designated as a cash flow or fair value hedge.

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

A debt discount of approximately $102,600, which approximated the relative fair value of the warrants, was recognized at the date of issuance and was amortized and capitalized to construction in process during the construction phase.  As completion of the plant was established in December 2008, the discount is being amortized to interest expense over the remaining life of the loan.  As of September 30, 2009, a total of $12,829 of amortization was capitalized to property during the year ended December 31, 2008.  Total amortization expense for the three and nine months periods ending September 30, 2009 totaled $5,175 and $15,356, respectively.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

The note requires the Company to pay interest at the 30 day LIBOR rate plus 500 basis points quarterly beginning July 1, 2008.  The applicable interest rate at September 30, 2009 and December 31, 2008 totaled 5.26% and 6.91%, respectively.  All amounts outstanding under the note, including both principal and interest, shall be convertible at the option of the lender, into units at a price of $2.00 per unit at any time.  The note permits the Company to pay interest in cash or in the form of units valued at $2.00 per unit.  As of September 30, 2009 and December 31, 2008, the Company has issued 838,509 and 327,017, respectively, units to REG (See Note 2). The note is secured by a subordinated mortgage.

Long-term debt, as discussed above and excluding the net debt discount of $74,415, consists of the following at September 30, 2009:

Construction note	$24,444,583
Subordinated debt	21,700,000
Totals	46,144,583
Less amounts due within one year	24,444,583

Net long-term debt	$21,700,000

The estimated maturities of long-term debt at September 30, 2009 are as follows:

2009	$24,444,583
2010	-0-
2011	-0-
2012	-0-
2013	21,700,000

Total long-term debt	$46,144,583

The long-term debt is net of the debt discount for outstanding warrants available to REG totaling $74,415 as of September 30, 2009.  Debt discount amortization recognized for the three and nine months ended September 30, 2009 totaled $5,175 and $15,356 respectively, which is recorded in interest expense.

7.  COMMITMENTS AND CONTINGENCIES

Plant Construction

On May 12, 2008 the Company entered into an asset purchase agreement with an unrelated third party for the under-construction assets of the plant located in Danville, IL.  The Company provided the sellers cash totaling $5,250,000 and 1,882,927 common shares of REG.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

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

On May 9, 2008, the Company entered into a design-build agreement with REG for the construction of a treatment facility to process animal fats for use as feedstock in the production process. This facility was built within the Danville, IL location. Construction on the animal fat processing plant is complete and the final cost of the plant totaled $11,553,691.  The contract also includes a contingency amount totaling $903,306, which is not included in the aforementioned contract price. Within several days of the Company entering into the purchase agreement as aforementioned, the Company paid 10% of the estimated contract price or $1,085,000, which was applied to the total contract price. A final payment, consisting of the unpaid balance of the contract price, has been billed to the Company, a portion of which is included in construction payable at September 30, 2009 and December 31, 2008.

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

A transaction fee totaling the greater of total pounds delivered to the facility during the year multiplied by a flat rate or, if less than 112 million pounds are delivered due to certain circumstances as defined by the agreement, a determined fee as stipulated in the agreement would be owed to the third party provider. The accumulated fee for the three and nine months ended September 30, 2009 totaled $47,300 and $171,070 respectively. Delivery payments are due each week for the total price of oil to be delivered under the applicable weekly estimate.

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

September 30, 2009 and December 31, 2008

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

September 30, 2009 and December 31, 2008

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

The agreement also provides for the extension of trade credit by REG to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company or on the Company’s behalf. The contract requires a monthly fee equal to $.0425 per gallon of biodiesel produced and a flat fee of $75,000 per month however pursuant to entering into a tolling agreement with the Company REG revised this payment.  See the discussion below.  The Company will also pay REG approximately $483,000 for testing and start-up services provided during the development stage. The term of the agreement is five years after the end of the first month in which biodiesel is produced for sale. As of September 30, 2009, the Company has recognized approximately $478,400 related to this agreement.

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

8.  TRANSACTIONS WITH RELATED PARTIES

The Company entered into a design build and management and operational services agreement (see Note 7) in May 2008 with REG for the operation of the biodiesel plant, and additionally to perform the sales and marketing functions for the plant.  REG is a member of the Company as of September 30, 2009 and December 31, 2008.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

Transactions and balances with REG are as follows as of:

	September 30, 2009	December 31, 2008
Balance Sheet:
Accounts receivable	$332,921	$—
Purchases related to construction of the plant	9,094,988	9,094,988
Accounts payable	491,589	64,088
Construction payable	199,965	2,109,985
Subordinated note payable, gross	21,700,000	21,700,000
Accrued subordinated note interest payable	293,121	430,414

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Statement of Operations:
Purchases of finished product biodiesel	$—	$58,216	$—	$58,216
Sales to related party	—	—	1,850,709	—
Tolling revenue	2,638,575	—	4,268,408	—
Management fees incurred	225,000	—	703,371	—

9. GOING CONCERN AND BIODIESEL UNCERTAINTIES

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

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

As of September 30, 2009, the Company had available capital (cash plus borrowing capacity) of approximately $119,000.  This consisted of approximately $119,000 of cash on hand. The Company had no borrowing capacity available on that date. An additional $2,000,000 in cash is currently held in a restricted debt service fund with the bank which provides the bank the right to draw down any missed or failed payment.

The Company has a $5,000,000 revolving line of credit (See Note 6) with approximately $4,585,000 available, however the terms of the agreement require the Company to recognize a minimum gross margin, to be determined by the lender, realized on each gallon of biodiesel before funding could occur.  In addition, the Company must meet the requirements of the borrowing base limitation which is 50% of qualifying inventories and 75% of qualifying receivables.

Since December 31, 2008, due to market conditions, the plant has operated below its nameplate capacity. As a consequence, revenue during the first nine months of fiscal year 2009 is less than originally projected. This has caused the Company to utilize more cash than anticipated.

Because of these events, as well as the market conditions discussed above, there is an increased level of uncertainty related to its ability to obtain funds from cash flows from operations in fiscal year 2009, or obtain bank financing that is sufficient for the liquidity needed for ongoing operations.

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

•                  The Company has negotiated and agreed to a merger agreement with REG which provides for the consolidation of the Company with REG and two other biodiesel producers.  This execution is pending SEC review and member approval.

BLACKHAWK BIOFUELS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009 and December 31, 2008

10. MERGER AGREEMENT

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

Per the terms of the agreement, the Company’s existing units will be converted to shares of the new company (Newco) and the Company’s unitholders will receive .4479 of a share of Newco common stock and .0088 of a share of Newco preferred stock for each Class A unit of the Company.   In addition, all outstanding company warrants are will be assumed by Newco and converted into warrants for the purchase of common stock of Newco based on the same exchange ratio as is applicable to outstanding Class A units of the Company as mentioned above.  The exercise date of these warrants will be extended by the number of days in the period between December 19, 2009 and the first anniversary date of the closing date of the merger transaction with REG and Newco.  The transaction is not final and is subject to approvals by the members or shareholders of the consolidating companies as well as the Company’s ability to secure additional working capital financing to fund operations of the plant and its ability to obtain an amended agreement on existing debt with its senior third party lender, amongst other conditions as stated in the agreement.

The holding company initially filed a registration statement on Form S-4 with the Securities and Exchange Commission on August 10, 2009.  In response to comments received by the SEC, the holding company filed Amendment No’s 1, 2 and 3 to Form S-4 on October 5, 2009, October 26, 2009 and November 12, 2009, respectively.   The document is currently in review with the SEC.

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

With the completion of our animal fat pretreatment facilities in March 2009, our plant has the ability to utilize multiple feedstocks, including soybean oil, other vegetable oils, animal fats and used cooking oil.  The primary product of our plant is fuel grade biodiesel meeting ASTM D6751 standards.

Our plant is presently processing feedstocks, principally animal fats and used cooking oil, into biodiesel under month-to-month toll processing agreements.  These agreements have allowed us to operate our plant, generate some cash flow and meet most of our current obligations other than principal payments on debt and expenses incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.

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

Ownership of the operations of all four companies will be consolidated in the new holding company, which will be renamed Renewable Energy Group, Inc. following completion of the transaction.  The consolidated company will be owned by current REG stockholders and the current members of the three biodiesel production companies, including Blackhawk.  Under the terms of the Merger Agreement, Unitholders of Blackhawk, other than REG and its affililates, will receive 0.4479 of a share of Newco common stock and 0.0088 of a share of Newco preferred stock for each Class A Unit of Blackhawk held by them.  On that basis, Unitholders of Blackhawk will receive an aggregate of 6,753,100 shares of common stock and 132,679 shares of preferred stock of Newco, subject to rounding up for fractional shares.  Assuming that all of the related transactions are approved and close concurrently, Blackhawk unitholders will receive approximately 18.2% of the common stock and approximately 1.0% of the preferred stock of Newco to be issued and outstanding upon closing. These percentages are subject to increase if the transaction is not completed with either or both of the Iowa production companies but is completed with Blackhawk and REG.  Restrictions on the transfer of the Newco stock will be in effect until December 31, 2010 or until 180 days after the effective date of a registration statement for a qualifying initial public offering by Newco.  The Amended Merger Agreement provides that upon the closing of the transaction Ronald L. Mapes, the Chair of Blackhawk, will be appointed to serve as a director of Newco until the transfer restrictions on the Newco stock lapse.

The transaction is subject to approval by the stockholders or members of each of the four companies involved, satisfactory arrangements with lenders and other conditions, including customary regulatory approvals and closing conditions.  However, closing of the transaction among REG, Newco and Blackhawk is not conditioned on approval and closing with the other parties to the transaction.  The parties have agreed to cooperate in preparing a registration statement on Form S-4 to register with the Securities and Exchange Commission the Newco common stock and preferred stock to be issued in the transaction. A registration statement on Form S-4 was initially filed with the Securities and Exchange Commission on August 10, 2009 and the document is currently in review.  The registration statement contains a joint proxy statement/prospectus which will be provided to the members and stockholders of each of the parties for consideration in connection with meetings to be held to consider approval of the transaction.   It is presently anticipated that a meeting of the members of Blackhawk and closing of the transaction will occur in December 2009.  Meanwhile, Blackhawk is required to operate its business in the ordinary course and has agreed not to seek an alternative business combination transaction.  The Amended Merger Agreement may be terminated by Blackhawk, REG or Newco if the Closing does not occur by December 31, 2009, subject to limitations or extensions provided in the agreement or by mutual agreement of the parties.

A copy of the Amended Merger Agreement was filed as an exhibit to our Current Report on Form 8-K dated August 7, 2009 and is incorporated herein by reference.  The foregoing description of the Amended Merger Agreement is qualified in its entirety by reference to the full text of the Amended Merger Agreement.

We have several pre-existing relationships with REG.  REG purchased 1,000,000 of our Series A Units in our public offering which closed in March 2008.  In May 2008, REG supplied $21,700,000 in financing to us under a Subordinated Loan Agreement dated May 9, 2008 and a Convertible Subordinated Note.  We have issued 985,069 additional Class A Units to REG in lieu of cash interest otherwise due under the Convertible Subordinated Note.  The Convertible Subordinated Note is convertible into our Class A Units upon maturity of the note, prepayment of the note, the closing of an initial public offering by REG, a change of control of REG or three years after the date of the note at a conversion price of $2.00 per Unit.  REG also holds a warrant for the purchase of 51,563 Class A Units of the Company at an exercise price of $.01 per Unit.  We have a Management and Operational Services Agreement (“MOSA”) dated May 9, 2008 under which two REG affiliates, REG Services Group, LLC (“REG Services”) and REG Marketing & Logistics Group, LLC (“REG Marketing”) have responsibility for the overall management of our plant, procurement of feedstocks, marketing of our production, and performance of administrative, sales and marketing functions for us.  The MOSA also provides for the extension of trade credit by REG Services and REG Marketing to the Company in connection with the purchase of raw materials and sale of biodiesel by the Company and provides that REG Services is entitled to appoint one member to our board of managers.  We have also entered into toll processing agreements with REG Marketing which provide for us to process feedstock into biodiesel for the account of REG Marketing during each of the monthly periods from May 2009 through November 2009.  The foregoing agreements have previously been filed as exhibits to reports filed by us with the Securities and Exchange Commission.  The foregoing description of those agreements is qualified in its entirety by reference to the full text of those agreements.  For purposes of this report, references hereafter to REG shall be deemed to include REG Services and REG Marketing.

Fiscal Three Months Results of Operations

During the three months ended September 30, 2009, we have been processing feedstocks, principally animal fats and used cooking oil, into biodiesel under month-to-month toll processing agreements.  These operations have allowed us to generate revenues sufficient to meet current cash operating expenses excluding principal payments on debt and expenses incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended September 30, 2008.  The following table summarizes information from our financial statements and you should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	Three Months Ended September 30, 2009 (Unaudited)		Three Months Ended September 30, 2008 (Unaudited)
	Amount	Percent	Amount	Percent
Statement of Operations Data:
Revenues	$2,638,575	100.00%	$—	—
Cost of Goods Sold	2,604,363	98.70%	—	—
Gross Profit	34,212	1.30%	—	—
Operating Expenses	(960,459)	(36.40)%	(378,635)	—
Operating Loss	(926,247)	(35.10)%	(378,635)	—
Other Income (Expense)	(746,669)	(28.30)%	(192,417)	—
Net Loss	$(1,672,916)	(63.40)%	$(571,052)	—

Revenues

Our revenues for the three months ended September 30, 2009 consisted of $2,638,575 in sales to REG and we had no sales of biodiesel to parties other than REG during the period.  The sales to REG consisted entirely of payments received under monthly toll processing agreements for the production of biodiesel.  Revenues from our toll processing agreements with REG are based on a per gallon production fee which varies based on the quantity produced.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the three months ended September 30, 2008.  Consequently, there is no comparison in revenues that can be made between the 2009 and 2008 periods.

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

Cost of Goods Sold

Our cost of goods sold in the three month period ended September 30, 2009 was $2,604,363.  Normally, the principal component of the cost of goods sold in the production of biodiesel is the soybean oil and animal fats feedstock that may account for approximately 80% of the cost of operations of a biodiesel plant.  Other cost components normally include methanol and other chemicals used in the production process, natural gas and electricity to power the plant, labor and depreciation on plant and equipment.  Cost of goods sold would also reflect gain or loss in the fair value of commodities derivative instruments utilized to protect against variations in the feedstock and biodiesel markets.  We are currently operating pursuant to toll processing agreements under which we produce biodiesel for REG and other third parties using feedstock supplied by REG and the third parties.  Under the toll processing agreements, because we do not purchase feedstocks and sell biodiesel for our own account, the current principal components of our cost of goods sold are processing chemicals, utilities and depreciation.

Cost of goods sold was approximately 99% of our revenues during the period ended September 30, 2009.  This is principally a result of our less than optimal plant utilization during the period and high depreciation relative to our level of operations.  Our plant utilization during the three month period was approximately 58% of our plant capacity.

The market price for soybean oil relative to the market price for biodiesel has made it difficult for our plant and others in the industry to operate profitably.  Our pretreatment facility for animal fats was completed in March 2009.  Our ability to utilize animal fats and used cooking oil, which have historically been less costly than soybean oil, has improved our ability to operate on a cash breakeven basis.  However, this development has not improved our financial position sufficiently to allow us to operate successfully as an independent producer and we have found it necessary to enter into toll processing agreements with REG in order to operate at a level that is marginally sustainable from a current operating standpoint.  We have been operating under toll processing agreements using animal fat and used cooking oil feedstocks.  Greater demand for animal fats and used cooking oil in the biodiesel industry could increase the price of those feedstocks and reduce the favorable impact that animal fats and used cooking oil have on our results even in a toll processing mode of operation.

Operating Expenses

For the three months ended September 30, 2009, our operating expenses increased $581,824 or 154% from $378,635 to $960,459 as compared to the three months ended September 30, 2008.  The increase was due to a $291,913 increase in general and administrative expense and a $289,911 increase in professional fees.  The increase in general and administrative expense is principally due to the payment of monthly fees to REG under the MOSA and rail load out fees paid to Bunge North America, Inc. at our Danville plant site.  A significant portion of the professional fees during the three months ended September 30, 2009 were incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2009 was ($746,669) compared to other income (expense) of ($192,417) in the three months ended September 30, 2008, an increase of $554,252 or 288%.  The result in the September 30, 2009 period was principally attributable to interest expense on financing for our plant and operations, which totaled $731,598.  By contrast, during the three months ended September 30, 2008, other income (expense) principally reflected a $264,598 loss on commodity derivative instruments, which was partially offset by interest income of $51,165 and a change in the fair value of an interest rate swap agreement of $21,016.  The interest income during the three months ended September 30, 2008 was the result of the investment of the proceeds of our public offering of Units during that period.  The interest expense in the three months ended September 30, 2009 is a direct consequence of the investment of the proceeds of our offering and debt financing proceeds in the construction and commencement of operations of our plant.  The $781,133 difference between interest income in the prior period and interest expense in the three months ended September 30, 2008 is the principal factor impacting the change in other income (expense) between the periods.

Net Loss

Our net loss for the three months ended September 30, 2009 was $1,672,916 which was principally a consequence of our loss from operations and interest expense.  In the three months ended September 30, 2008, we had a net loss of $571,052, which was primarily the result of operating expenses and the loss on commodity derivative instruments during that period.  The increase in net loss between the periods was $1,101,864 or 193%.

Fiscal Nine Months Results of Operations

Following the completion of our plant and commencement of plant operations to process biodiesel from soybean oil feedstock, we received our first revenues from operations and transitioned from the development stage to the operations stage at the beginning of 2009.  Construction of a preliminary treatment facility to process animal fats at our plant was substantially completed on March 23, 2009. Beginning in March 2009, we have been processing feedstocks, principally animal fats and used cooking oil, into biodiesel under month-to-month toll processing agreements, which has allowed us to generate revenues sufficient to meet current cash operating expenses excluding principal payments on debt and expenses incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.   Because we were in the development stage through December 31, 2008, we had no revenues from operations during the nine months ended September 30, 2008.  The following table summarizes information from our financial statements and you should read these tables in conjunction with our financial statements and the notes thereto contained in this report.

	Nine Months Ended September 30, 2009 (Unaudited)		Nine Months Ended September 30, 2008 (Unaudited)
	Amount	Percent	Amount	Percent
Statement of Operations Data:
Revenues	$6,168,850	100.00%	$—	—
Cost of Goods Sold	8,403,297	136.22%	—	—
Gross Loss	(2,234,447)	(36.22)%	—	—
Operating Expenses	(2,956,639)	(47.93)%	(1,299,682)	—
Operating Loss	(5,191,086)	(84.15)%	(1,299,682)	—
Other Income (Expense)	(1,933,622)	(31.34)%	600,091	—
Net Loss	$(7,124,708)	(115.49)%	$(699,591)	—

Revenues

We received our first revenues from operations at the beginning of 2009.  Because we were in the development stage through December 31, 2008, we had no revenues from operations during the nine months ended September 30, 2008.  Consequently, there is no comparison in revenues that can be made between the 2009 and 2008 periods.  Our revenues from operations are derived principally from sales of biodiesel and tolling arrangements for the production of biodiesel.

Our revenues for the nine months ended September 30, 2009 consisted of $6,119,117 in sales to REG through its wholly-owned subsidiary, REG Marketing, and $49,733 from government biodiesel incentive programs.  The sales to REG consisted of $1,850,709 in direct sales and $4,268,408 in payments received under toll processing agreements with REG.  Because our revenues were generated principally from the production of biodiesel under toll processing agreements with REG following completion of our animal fat pretreatment facility in March 2009, most of our revenues in the nine month period were received in the final six months of the period.

We had direct sales of approximately 670,000 gallons of biodiesel during the nine month period ended September 30, 2009, all of which occurred in the first three months of the period.  Revenues from our toll processing agreements are based on a per gallon production fee which varies based on the quantity produced.

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

Cost of Goods Sold

Our cost of goods sold in the nine month period ended September 30, 2009 was $8,403,297.  Normally, the principal component of the cost of goods sold in the production of biodiesel is the soybean oil and animal fats feedstock that accounts for approximately 80% of the cost of operations of a biodiesel plant.  Other cost components normally include methanol and other chemicals used in the production process, natural gas and electricity to power the plant, labor and depreciation on plant and equipment.  Cost of goods sold would also reflect gain or loss in the fair value of commodities derivative instruments utilized to protect against variations in the feedstock and biodiesel markets.  Beginning in March 2009, we have been operating pursuant to toll processing agreements under which we produce biodiesel for the account of REG and other third parties using feedstock supplied by REG and the third parties.  Under the toll processing agreements, because we do not purchase feedstocks and sell biodiesel for our own account, the current principal components of our cost of goods sold are payments to REG under our MOSA, utilities and depreciation.

Cost of goods sold was approximately 136% of our revenues during the nine month period ended September 30, 2009.  This is principally a result of our low plant utilization during the period, high cost of feedstocks relative to biodiesel prices during our start-up operations at the beginning of 2009 and high depreciation relative to our level of operations.   Our plant utilization during the nine months period was approximately 34% of our plant capacity.

The market price for soybean oil relative to the market price for biodiesel has made it difficult for our plant and others in the industry to operate profitably.  Our pretreatment facility for animal fats was completed in March 2009.  Beginning in March 2009, our ability to utilize animal fats and used cooking oil, which have historically been less costly than soybean oil, has improved our ability to operate on a cash breakeven basis.  However, this development has not improved our financial position sufficiently to allow us to operate successfully as an independent producer and we have found it necessary to enter into toll processing agreements with REG in order to operate at a level that is marginally sustainable from a current operating standpoint.  Since March 2009, we have been operating under toll processing agreements using animal fat feedstocks and used cooking oil.  Greater demand for animal fats and used cooking oil in the biodiesel industry could increase the price of those feedstocks and reduce the favorable impact that animal fats and used cooking oil have on our results even in a toll processing mode of operation.

Operating Expenses

For the nine months ended September 30, 2009, operating expenses increased $1,656,957 or 127% from $1,299,682 to $2,956,639 as compared to the nine months ended September 30, 2008.  The increase was due to an $856,588 increase in general and administrative expense and an $800,399 increase in professional fees expense. The increase in general and administrative expense is principally due to staffing and general costs incurred to administer our operations, the payment of monthly fees to REG under the MOSA, rail load out fees paid to Bunge and annual debt financing renewal and administrative fees.  A significant portion of the professional fees were incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2009 was ($1,933,622) compared to other income of $600,091 in the nine months ended September 30, 2008.  The result in the September 30, 2009 period was attributable to interest expense on financing for our plant and operations, totaling $2,197,807, which offset a $253,957 change in the fair value of an interest rate swap agreement and a small amount of other income and interest income.  By contrast, during the nine months ended September 30, 2008, we earned $891,625 in interest income, which was the result of the investment of the proceeds of our public offering of Units during that period.  This income was offset to some extent by a $264,598 loss on commodities derivative instruments.  The $2,533,713 difference in the other income (expense) results for the periods is a direct consequence of the investment of the proceeds of our offering and financing proceeds in the construction and commencement of operations of our plant.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $7,124,708 which was principally a consequence of our loss from operations and interest expense.  In the nine months ended September 30, 2008, we had a net loss of $699,591, which was primarily the result of an excess of operating expenses over interest income during that period.   The increase in net loss between the periods was $6,425,117 or 918%.

Financial Position

	September 30, 2009	December 31, 2008
	(unaudited)
Balance Sheet Data:
Assets:
Current Assets	$2,878,872	$9,266,530
Property, Plant and Equipment, net	63,474,156	63,896,817
Other Assets	276,322	368,431
Total Assets	$66,629,350	$73,531,778

Liabilities and Members’ Equity:
Current Liabilities	$28,357,096	$6,371,911
Long-Term Debt	21,625,585	44,411,476
Members’ Equity	16,646,669	22,748,391
Total Liabilities and Members’ Equity	$66,629,350	$73,531,778

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

At September 30, 2009, we had cash and restricted cash totaling $2,122,693, a decrease of $5,452,345 or 72% from $7,575,038 at December 31, 2008.  The decrease was a consequence of the use of cash in operations.  Accounts receivable at September 30, 2009 amounted to $332,921 against no accounts receivable at December 31, 2008.  Inventories of $94,223 at September 30, 2009 reflected a decrease of $1,228,633 or 93% from $1,322,856 in inventories at December 31, 2008.  The reduced inventories and increased accounts receivable was a consequence of the conversion of inventories to receivables during a period of reduced plant operations and the generation of receivables from toll processing operations which did not involve ownership of significant feedstocks or product by us.  Total current assets at September 30, 2009 were $2,878,872, a reduction of $6,387,658 or 69% from $9,266,530 at December 31, 2008.

Net property, plant and equipment of $63,474,156 at September 30, 2009 was essentially unchanged from $63,896,817 at December 31, 2008.  The principal shift within the category was the move of construction in process assets to completed buildings and plant and process equipment.  Depreciation increased from $204,920 to $2,874,044 which reflected depreciation on most of our plant and equipment since placement in service.

Total assets of $66,629,350 at September 30, 2009 declined from $73,531,778 at December 31, 2008, a decline of $6,902,428 or 9%, principally as a result of decreased current assets and an increase in accumulated depreciation.

As of September 30, 2009, we had current liabilities of $28,357,096 compared to $6,371,911 at December 31, 2008, an increase of $21,985,185 or 345%.  The increase was attributable principally to the reclassification of our term loan with Fifth Third Bank from long-term debt to current maturities of long-term debt as a consequence of our failure to be in compliance with certain covenants in our term loan agreement which would permit Fifth Third Bank to declare our term loan in default if it chose to do so.  The reclassification resulted in an increase in current maturities of long-term debt from $1,848,753 at December 31, 2008 to $24,444,583 at September 30, 2009, an increase of $22,595,830 or 1,222%.  Current liabilities accounts related to operations, including line of credit, accounts payable, accounts payable — related party, accrued expenses and accrued interest as an aggregate increased from $904,424 to $2,553,468, a difference of $1,649,044, or 182%, which is a consequence of our lack of cash resources available to fund our operations.  Also included in current liabilities was an interest rate swap liability at fair value of $1,159,080. The interest rate swap liability declined $253,957 or 18% from $1,413,037 at December 31, 2008 principally due to the decrease in interest rates during the period.  Construction payable — related party decreased from $2,109,985 at December 31, 2008 to $199,965 at September 30, 2009, a decrease of $1,910,020 or 91%, as payments were made from restricted cash to fund plant upgrades.

Long-term debt at September 30, 2009 was $21,625,585 compared to $44,411,476 at December 31, 2008, a difference of $22,785,891 or 51%.  This reflected the reclassification of our term debt with Fifth Third Bank from long-term debt to current maturities on long-term debt.

Our accumulated deficit of $14,000,998 at September 30, 2009 increased $7,124,708 or 104% from $6,876,290 at December 31, 2008.  Total members’ equity at September 30, 2009 was $16,646,669 compared to $22,748,391 at December 31, 2008, a decline of $6,101,722 or 27%.

Liquidity and Capital Resources

Construction of the animal fat pre-treatment facility for our plant was completed and operation of that facility commenced in late March 2009.  Due to market conditions, particularly with respect to soybean oil feedstock, our plant as a whole operated only sporadically between January 1, 2009 and March 31, 2009.  As a consequence, we generated only $1,914,354 in revenues in the first quarter of 2009 and did not replenish working capital used to fund fixed and variable costs incurred during the first quarter of 2009.  In the second and third quarters of 2009, the availability of our animal fat pretreatment facility allowed us to operate our plant using animal fat and used cooking oil feedstocks and we entered into monthly toll processing agreements with REG beginning in May 2009 to process animal fat and used cooking oil feedstock into biodiesel.  This resulted in revenues of $1,615,925 in the second quarter and $2,638,575 in the third quarter.  The second and third quarter revenues were predominantly derived from toll processing which requires less related expense and results in better cash flow and liquidity consequences than was the case with revenues in the first quarter.  Principal payments on our outstanding term loan agreement with Fifth Third, which commenced in April, were deferred pursuant to a verbal understanding with the bank following our principal payment in April, which reduced demands on our cash position during the balance of the second quarter and during the third quarter.  Consequently, we have been able to meet most of our current cash obligations directly related to our production operations during the second and third quarters of 2009 and reduce the rate of deterioration of our working capital.  However, we have not had cash resources available that would be sufficient to allow us to make principal payments on our debt or to pay expenses incurred in connection with our proposed combination transaction with REG and two other biodiesel producers.

Consequently, our working capital position remains inadequate.  Our first principal payment on our term loan from Fifth Third, in the amount of $205,417, was made on April 1, 2009.  Monthly principal payments have been deferred since that date and we are presently in negotiations with Fifth Third to amend the terms of our loan and reschedule payments.  Subject to the outcome of those negotiations, at some point in the future we will find it necessary to use any available cash resources to make our principal payments, together with accrued interest, on our term loan from Fifth Third.  Our current failure to be in compliance with certain covenants in our term loan agreement would permit Fifth Third Bank to declare our term loan in default and require payment of the entire balance of our term loan if it chose to do so.

Our ability to manage a very restricted working capital scenario depends on a number of factors.

First, our ability to continue to produce biodiesel under toll processing agreements with REG on a month-to-month or longer term basis will be essential to our ability to operate and generate cash to meet current obligations. We do not have adequate cash resources to finance normal operations that would include the necessity to pay for feedstocks, hedging and other operating expenses on a current basis while providing normal credit terms in the biodiesel market.  Assuming toll processing agreements are available to us, the volumes of production under the agreements will need to be adequate to generate the cash required to operate.

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

We have attempted to address both our working capital and profit and loss issues by selectively entering into purchase orders with customers in circumstances where the price of inputs and product yield an operating profit and positive cash flow.  We have had limited success with this approach to reducing our decline in working capital and have had no direct purchase orders from customers unrelated to REG since March 2009.

The toll processing agreements that we have entered into with REG have provided a margin to us for processing feedstock owned and provided to us by REG into biodiesel to be sold by REG.  Because we do not take title to either the feedstock or product, our working capital requirements are substantially reduced in tolling arrangements.  Generally, such tolling agreements may be quite short term, amounting to little more than a limited quantity purchase order, or could be of a longer duration, such as several months or even one or two years.  Our agreements with REG have been entered into on a monthly basis. Unless a tolling agreement relates to substantially our entire capacity, we could combine tolling with the processing of biodiesel under purchase orders to maximize utilization of our plant.  However, limitations on commingling of feedstock and product limit our ability to process biodiesel outside the tolling arrangement for ourselves or other parties.  If the tolling arrangement requires only a small portion of our capacity, we could find ourselves in a position of incurring more in fixed and variable costs than the tolling arrangement would cover, which could result in a drain on working capital rather than a benefit to us.

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

Our subordinated debt financing with REG Ventures does not provide for immediate principal payments and allows interest payments to be made in the form of our Class A Units instead of cash, at our election.  Through the year ended December 31, 2008 and the first nine months of fiscal year 2009, we have made all interest payments to REG Ventures in the form of units, amounting to 542,224 units for interest due in the year ended December 31, 2008 and 442,845 units for interest due in the first nine months of 2009.  However, the agreement with REG Ventures also contains provisions similar to those contained in the term loan agreement with Fifth Third and a cross-default provision that treats a default on the Fifth Third agreement as a default on the REG Ventures Agreement.

The foregoing circumstances and uncertainties raise substantial doubt about our ability to continue as a going concern, as discussed in Note 9 to our financial statements for the nine months ended September 30, 2009.  If we find that it is impossible to operate profitably, reduce the working capital that we require, generate enough working capital to continue to operate, comply with covenants on our loans or make debt payments when due, amend our term debt agreement with Fifth Third Bank, or locate additional debt or equity financing to fulfill our needs, we may find it necessary to curtail operations of our plant, attempt to enter into a merger, acquisition or roll-up transaction with a stronger partner, consider reorganization in bankruptcy or liquidate our company.  Our proposed combination with REG and other parties as provided in the Amended Merger Agreement is intended to address these issues.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 9 to our financial statements for the nine months ended September 30, 2009, our significant operating losses, economic state of the biodiesel industry and volatile commodities prices raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We account for equity-based compensation in accordance with ASC 718. Under the provisions of ASC 718, equity-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, equity-based compensation expense may differ materially in the future from that recorded in the current period.

Significant estimates also include the fair value of warrants issued to members of our Board of Managers and to a consultant to our company.  It is at least reasonably possible that these estimates may change in the near term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including Ronald L. Mapes, our Chair (principal executive officer) and Ronald Fluegel, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Our management, including our Chair, Ron Mapes, (the principal executive officer), and Ronald Fleugel, our Treasurer, (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective based upon a material weakness relating to the lack of oversight in identifying and determining significant accounting transactions or situations that require adjustment or reclassification.  Our management will continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and improving standards.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.  A material weakness will not be considered remediated until the remedial procedure has operated for an appropriate period, has been tested, and management has concluded that it is operating effectively.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2006, a registration statement (No. 333-136353) for an offering of a minimum of 10,000,000 and a maximum of 17,500,000 of our Class A Units was declared effective.  The offering price for the Units was $2.00 per Unit, for a minimum offering of $20,000,000 and a maximum of $35,000,000.  The offering commenced on December 22, 2006.  On December 15, 2007 we completed the offering having sold a total of 12,551,000 Units and raising a total of $25,102,000.  On March 14, 2008 we broke escrow on the offering.  We incurred $656,411 in total offering expenses, of which approximately $500,000 was paid from resources other than proceeds of the offering and approximately $150,000 was paid from the proceeds of the offering.  The total offering expenses have been charged against equity for accounting purposes.  No underwriting or finder fees or expenses were incurred in the offering.  Except for a small amount of out-of-pocket expenses reimbursed to our officers and managers, none of such payments were made to officers, managers, holders of more than 10% of our equity securities or our affiliates.  The following table sets forth a reasonable estimate of the use of our offering proceeds through September 30, 2009:

From December 15, 2006 to September 30, 2009
Total Offering Proceeds	$25,102,000
Offering Expenses Paid from Proceeds (1)	150,000
Offering Proceeds Net of Offering Expenses	$24,952,000
Use of Proceeds:
Purchase of Assets under Construction	$5,400,000
Site Development Expenses	150,000
Financing Fees and Expenses	750,000
Establishment of Debt Service Fund	2,000,000
Interest	680,000
Construction Costs	11,200,000
Equipment and Inventories	30,000
Preproduction Period and Operating Expenses	4,532,000
Insurance	150,000
Professional and Printing Fees	60,000
Total Offering Proceeds Used	$24,952,000
Offering Proceeds Remaining Available for Use	$0

(1)  Total Offering Expenses were $656,411.  Approximately $150,000 of such expenses was paid from the proceeds of the offering.  The balance of the offering expenses was paid from other resources prior to the availability of the offering proceeds.

The expenditures for construction costs, relating to the completion of our biodiesel facility, were paid to or through REG Construction & Technology Group, LLC, a subsidiary of REG, acting as general contractor under a Design-Build Agreement dated May 9, 2008.

The Company entered into a Subordinated Loan Agreement dated May 9, 2008 with REG Ventures, LLC, an affiliate of REG, and issued to REG Ventures a convertible promissory note in the amount of $21,700,000.  This note was principally in payment for 1,980,488 shares of common stock of REG delivered to BCA under the terms of our Purchase Agreement for the under-construction assets of the Danville facility.  It also reimbursed REG for 127,273 shares of preferred stock of REG issued to Bunge in connection with an oil feedstock supply agreement entered into between the Company and Bunge.  Interest is based on LIBOR plus 5% and the note is due May 9, 2013.  The Company may, if it wishes, pay interest due in Class A Units of the Company at a rate of $2.00 per Unit.  In accordance with this provision, the Company issued Class A Units to REG on in satisfaction of interest accrued through September 30, 2009 as follows:

Interest Payment Due Date	Interest Payment Amount	Unit Issuance Date	Units Issued
June 30, 2008	$239,875	August 13, 2008	119,937
September 31, 2008	414,162	October 8, 2008	207,080
December 31, 2008	430,414	January 14, 2009	215,207
March 31, 2009	295,965	May 8, 2009	147,982
June 30, 2009	296,607	July 16, 2009	148,303
September 30, 2009	293,121	October 13, 2009	146,560
	$1,970,144		985,069

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

BLACKHAWK BIOFUELS, LLC

Date: November 13, 2009	/s/ RONALD L. MAPES
Ronald L. Mapes
Chair (Principal Executive Officer)

Date: November 13, 2009	/s/ RONALD FLUEGEL
Ronald Fluegel
Treasurer (Principal Financial and Accounting Officer)